Form 10-Q
period 2000-06-30
DELTAGEN INC
filed 2000-09-18
CIK 1034072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                           COMMISSION FILE NUMBER 000-31147

                                 DELTAGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             94-3260659
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1003 HAMILTON AVENUE, MENLO PARK, CA                 94025
       (Address of principal executive offices)            (Zip code)

                                 (650) 752-0200
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES                 NO      X
            -------             -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the the latest practicable date:

Common stock $0.001 par value                           29,874,288
-----------------------------                --------------------------------
         Class                               Outstanding at September 14, 2000

                                 DELTAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                 ------
                          PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

               Balance Sheets (unaudited)                                                                             3
               Statements of Operations (unaudited)                                                                   4
               Statements of Cash Flows (unaudited)                                                                   5
               Notes to Financial Statements (unaudited)                                                              6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                                 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                12

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                         26
Item 2.    Changes in Securities and Use of Proceeds                                                                 26
Item 3.    Defaults Upon Senior Debt                                                                                 27
Item 4.    Submission of Matters to a Vote of Security Holders                                                       27
Item 5.    Other Information                                                                                         27
Item 6.    Exhibits and Reports on Form 8-K                                                                          27
Signatures                                                                                                           28

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                                  DELTAGEN, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                                            (Unaudited)
                                                                                              JUNE 30,            DECEMBER 31,
                                                                                               2000                 1999
                                                                                             ----------            -----------
ASSETS
Current assets:
     Cash & cash equivalents                                                                   $ 13,339             $   848
     Accounts receivables, net                                                                      345                 585
     Prepaid expenses                                                                               367                 205
                                                                                                 ------              ------
        Total current assets                                                                     14,051               1,638

     Property and equipment, net                                                                  7,292               4,973
     Other assets                                                                                 1,169                 163
                                                                                                 ------              ------
        Total assets                                                                           $ 22,512            $  6,774
                                                                                                 ------              ------
                                                                                                 ------              ------
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                            $2,630              $2,976
     Accrued liabilities                                                                          1,850                 984
     Current portion of capital lease obligations                                                    34                  30
     Current portion of loans payable                                                             1,360                 503
     Deferred revenue                                                                               741                 946
                                                                                                 ------              ------
        Total current liabilities                                                                 6,615               5,439

     Capital lease obligations, less current portion                                                 22                  22
     Loans payable, less current portion                                                          3,968               2,233
                                                                                                 ------              ------
        Total liabilities                                                                        10,605               7,694

Commitments and Contingencies  (Note 5)
Redeemable convertible preferred stock:
     Authorized: 18,995,920 shares
     Issued and outstanding: 10,938,777 and 18,137,486
     shares at December 31, 1999 and June 30, 2000;
     (Liquidation value: $14,500 at December 31, 1999 and
     $37,050 at June 30, 2000)                                                                   36,807              14,447
                                                                                                 ------              ------

Stockholders' deficit:
Common Stock, $0.001 par value:
     Authorized: 28,571,429 shares
     Issued and Outstanding: 2,069,685 and 3,671,873 at
     December 31, 1999 and June 30, 2000, respectively                                                4                   2
Additional paid-in capital                                                                       23,726              10,695
Unearned stock-based compensation                                                               (13,212)             (7,610)
Notes receivable from stockholders                                                                 (805)                   -
Deficit accumulated during the development stage                                                (34,613)            (18,454)
                                                                                                 ------              ------
        Total stockholders' deficit                                                             (24,900)            (15,367)
                                                                                                 ------              ------

        Total liabilities, redeemable convertible preferred
        stock and stockholders' deficit                                                          $22,512              $6,774
                                                                                                 ------              ------
                                                                                                 ------              ------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS QUARTERLY REPORT

                                                  DELTAGEN, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                             2000               1999               2000               1999
                                                         -----------         -----------        -----------        -----------
Contract Revenue                                          $    268            $    457          $     554          $     678
                                                           -------             -------            -------            -------
Operating expenses:
     Research and development                                6,840               2,418             12,467              4,654

      General and administrative                             2,417                 635              4,462                883
                                                           -------             -------            -------            -------
        Total operating expenses                             9,257               3,053             16,929              5,537
                                                           -------             -------            -------            -------
Loss from operations                                        (8,989)             (2,596)           (16,375)            (4,859)
     Interest income                                           218                  81                398                179
     Interest expense                                          (93)                (65)              (182)               (95)
                                                           -------             -------            -------            -------
Net loss                                                    (8,864)             (2,580)           (16,159)            (4,775)

Deemed dividend related to
      beneficial conversion feature
      of preferred  stock                                        -                   -             22,360                  -
                                                           -------             -------            -------            -------
Net loss attributable to
      common stockholders                                 $ (8,864)           $ (2,580)         $ (38,519)         $  (4,775)
                                                           -------             -------            -------            -------
                                                           -------             -------            -------            -------
Net loss per common
      share, basic and diluted                            $  (5.27)           $  (2.55)         $  (19.13)         $   (6.02)
                                                           -------             -------            -------            -------
                                                           -------             -------            -------            -------
Weighted average shares
      used in computing net loss per
      share, basic and diluted                               1,681               1,011              2,014                793
                                                           -------             -------            -------            -------
                                                           -------             -------            -------            -------
















           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS QUARTERLY REPORT

                                                  DELTAGEN, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                     -----------------------
                                                                                                     2000               1999
                                                                                                   --------           -------
Cash flows from operating activities:

     Net loss                                                                                      $(16,159)          $ (4,775)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                                  612                290
         Amortization of warrants issued in connection
            with loans                                                                                   18                 10
         Amortization of unearned stock-based compensation
            expense                                                                                   6,044                607
         Changes in operating assets and liabilities:
            Accounts receivable                                                                         240                 57
            Prepaid expenses                                                                           (162)               (64)
            Deposits                                                                                     (6)              (150)
            Other assets                                                                             (1,000)               (42)
            Accounts payable                                                                           (346)              (140)
            Accrued liabilities                                                                         866                424
            Deferred revenue                                                                           (205)              (336)
                                                                                                     -------             ------
                Net cash used in operating activities                                               (10,098)            (4,119)
                                                                                                     -------             ------
Cash flows from investing activities:
     Acquisition of property and equipment                                                           (2,220)              (795)
     Leasehold improvements                                                                            (711)              (218)
                                                                                                     -------             ------
                Net cash used in investing activities                                                (2,931)            (1,013)
                                                                                                     -------             ------
Cash flows from financing activities:
     Principal payments under capital lease obligations                                                 (16)               (28)
     Repayment of loans payable                                                                        (337)              (359)
     Proceeds from the issuance of debt                                                               2,931              2,718
     Proceeds from the issuance of preferred stock, net of
         issuance costs                                                                              22,360                145
     Proceeds from the issuance of common stock under
         stock option plan, net of issuance costs and stock
         repurchased                                                                                    582                 39
                                                                                                     -------             ------
                Net cash provided by financing activities                                            25,520              2,515
                                                                                                     -------             ------
Net increase (decrease) in cash and cash equivalents                                                 12,491             (2,617)
Cash and cash equivalents, beginning of period                                                          848              8,635
                                                                                                     -------             ------
Cash and cash equivalents, end of period                                                           $ 13,339            $ 6,018
                                                                                                     -------             ------
                                                                                                     -------             ------
Supplemental disclosures of non-cash investing and financing activities:
     Unearned stock-based compensation                                                             $ 11,646            $ 2,352
     Issuance of notes receivable in exchange for common
         stock                                                                                     $    805            $   -


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS QUARTERLY REPORT

                                                  DELTAGEN, INC.

                                    NOTES TO FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 2000

1. FORMATION AND BUSINESS OF THE COMPANY

         Deltagen, Inc., (the "Company") was incorporated in Delaware on January 28, 1997. The Company's primary business is the determination of the therapeutic potential of genes by using mammalian genetics to discover the IN VIVO function of genes and the development and marketing of a database containing these findings. Deltagen identifies novel gene targets through the use of advanced bioinformatics. Genetically altered mice are then produced that contain disruptions or deletions of the targeted gene and proprietary analysis is performed on such mice to determine the potential function of the targeted gene.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM RESULTS

         The accompanying interim balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 1999 and 2000 and the statements of cash flows for the six months ended June 30, 1999 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the three and six months ended June 30, 1999 and 2000. The financial data and other information disclosed in these notes to financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's fiscal 1999 financial statements that have previously been filed with the Securities and Exchange Commission (the "SEC").

REVENUE RECOGNITION

         For most contracts, revenue is recognized based on the terms of the contract. Most of the contracts specify milestones to be met and the payments associated with meeting each milestone. Revenue is recognized on completion of each milestone. For these contracts, payment for the first milestone is received in advance of completion. This payment is shown as deferred revenue and only recognized as revenue once the first milestone has been completed. For all subsequent milestones, payment is received upon completion of the milestone, and revenue is recognized at that time. None of the amounts recognized as revenue are refundable.

         The amount of revenue recognized on completion of each milestone is such that the earned revenue, as a percentage of total anticipated revenue, approximates the costs incurred in achieving the related milestone, as a percentage of the total anticipated costs.

         Where the contract does not specify milestones and payment is upon completion of the contract, revenue is recognized based on the percentage-of-completion method of accounting.

         The portion of payments received in advance of the completion of milestones is reflected in deferred revenue. Where revenues are recognized on a percentage of completion basis, but based on the terms of the contract the receivable cannot yet be billed, these amounts are shown as unbilled receivables.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock issued to Employees" and Financial Accounting Standards Board Interpretation No. 28 ("FIN No. 28"), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

         Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment.

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Practice Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of an employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN No. 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB No. 101 for all periods presented.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not believe that the implementation of SFAS No. 133 will have any significant impact on its financial position or results of operations.

NET LOSS PER SHARE

         Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants. Potentially dilutive securities have been excluded from the diluted earnings per share calculations as they have an antidilutive effect due to the Company's net losses.

         A reconciliation of shares used in the calculations is as follows (in thousands except per share data):

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                           2000                1999               2000               1999
                                                        -----------        -----------        -----------         -----------
                                                        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Basic and diluted:
     Net loss                                            $ (8,864)          $ (2,580)         $ (16,159)           $ (4,775)
                                                        ===========        ===========        ===========         ===========
     Deemed dividend related to beneficial
        conversion of preferred stock                           -                  -            (22,360)                  -
                                                        -----------        -----------        -----------         -----------
      Net loss attributed to common
        stockholders                                     $ (8,864)          $ (2,580)         $ (38,519)           $ (4,775)
                                                        ===========        ===========        ===========         ===========
     Weighted-average shares of common stock
        outstanding                                         3,668              1,811              3,049               1,811

     Less:  Weighted-average shares subject to
        repurchase                                         (1,987)              (800)            (1,035)             (1,018)
                                                        -----------        -----------        -----------         -----------
      Weighted-average shares used in basic and
         diluted net loss per share                         1,681              1,011              2,014                 793
                                                        ===========        ===========        ===========         ===========


3. LOANS PAYABLE

         In June 2000, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $6,500,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan.

         During June 2000, the Company incurred loans under the above noted credit facility of $1,262,000 and $1,649,000 for a total financing of $2,911,000. These loans bear respective interest rates of 12.75% and 12.49% and are required to be repaid in 36 and 48 monthly installments, respectively, beginning in July 2000.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK.

BENEFICIAL CONVERSION

         In January 2000, the Company issued 7,198,709 of Series C redeemable convertible preferred stock at $3.13 per share for proceeds of $22,360,000.
The issuance resulted in a beneficial conversion feature of $22,360,000, calculated in accordance with Emerging Issues Task Force No. 98-5 ("EITF No. 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature is reflected as a preferred dividend in the Statement of Operations for the six months ended June 30, 2000.

5.  COMMITMENTS AND CONTINGENCIES

         On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that the Company's methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that the Company infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be tripled. The Company believes that the patent in question is invalid and, even if the patent is found to be valid, that the methods employed by the Company do not infringe the patent. On June 13, 2000, the Company responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in its favor. The response seeks a judgment declaring the patent invalid and that the Company has not infringed and is not infringing the patent. The Company intends to defend the action vigorously.

         The litigation is in the early stages and its outcome cannot be predicted. If Lexicon prevails and obtains an injunction, the Company would be required to obtain a license in order to continue to use the methods covered by the patent. The Company may not be able to obtain this license on favorable terms or at all. If unable to obtain a license, the Company would be required to redesign its processes to use alternative methods of making knockout mice and would experience a significant disruption in its ability to generate revenue during this redesign period and as it develops a gene function database using these new methods. This redesign and development would involve significant time and costs, and the alternative methods available may not be as effective as current methods. The Company estimates that the average time from the date the Company begins to create a knockout mouse until the date the data from that knockout mouse is added to the gene function database is 12 months. The addition of new data points to the Company's gene function database could be significantly delayed. If Lexicon prevails, the Company could also incur significant financial liabilities that could materially affect its business and operating results.

         In addition, on July 13, 2000, the Company received a letter from Lexicon stating that it believes the Company may be involved in activities that conflict with four patents licensed to Lexicon. Lexicon's letter states that these patents cover certain methods for producing gene targeted cells and transgenic, or knockout, mice. The Company believes its methods do not infringe these patents. If Lexicon asserts its rights under these patents as the basis for a lawsuit against the Company and Lexicon prevails in any such lawsuit, the Company would be prevented from using its methods unless it obtained a license. The Company may be unable to obtain a license on favorable terms or at all, or it may choose not to seek a license. The Company believes it could use alternative methods, with which it has experience and which it believes are as effective as its current methods. Developing a gene function database using these alternative methods would involve significant time and costs. An adverse determination of any lawsuit with Lexicon involving these patents could also significantly affect the marketing of its existing gene function database and DeltaSelect program. The Company expects that, during the period prior to development of a comparable gene function database using these alternative methods, it would experience a significant disruption in its ability to generate revenue. If Lexicon prevails in any lawsuit involving these patents, it could also incur significant financial liabilities which could materially affect its business and operating results.

         At this time no estimate can be made of the outcome or any possible loss which may be incurred.

6.  CUSTOMER AGREEMENTS

         On June 27, 2000, the Company entered into its first DeltaBase-TM-database subscription agreement with Glaxo Wellcome. Under the DeltaBase agreement, Glaxo Wellcome has the right to access DeltaBase database information on gene function and validated gene targets based upon knockout mouse studies. The DeltaBase agreement also grants Glaxo Wellcome non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive aggregate cash payments of $5,000,000 in subscription licensing fees during each year of the three-year term. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on milestones achieved and on products developed by Glaxo Wellcome, if any, using DeltaBase information, materials and related intellectual property. Glaxo Wellcome may, however, terminate the agreement for any reason within the first three months after the one year anniversary of the effective date upon payment of a specified termination fee.

7.  SUBSEQUENT EVENTS

REGISTRATION

         In March 2000, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell its common stock to the public. Upon completion of the Company's initial public offering on August 2, 2000, all of the outstanding preferred stock was converted into shares of common stock.

STOCK SPLIT

         In May 2000, the board of directors approved an 8-for-7 forward split of its preferred and common stock which was effective on July 12, 2000. All common stock data and common stock option plan information in this report has been restated to reflect the split. In addition, the conversion prices of the Company's Series A, Series B and Series C convertible preferred stock have also been adjusted to reflect the effect of the split.

INITIAL PUBLIC OFFERING

        On August 2, 2000, the Company completed an initial public offering in which it sold 7,000,000 shares of common stock at $15.00 per share for net proceeds of approximately $96.4 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's redeemable convertible preferred stock converted into 18,137,486 shares of common stock. On August 30, 2000, the underwriters exercised an over-allotment option to purchase an additional 1,025,000 shares, resulting in net proceeds of an additional $14.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below and in our other publicly available documents. We are under no obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results or changes in our expectations.

         The following information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Registration Statement on Form S-1, filed with the SEC in the form in which it became effective on August 2, 2000.

OVERVIEW

         We were formed in 1997 to discover and provide mammalian gene function information for use by pharmaceutical and biotechnology companies to expedite the drug discovery process. Since our inception, we have engaged primarily in research and development efforts related to our technology which enables us to select genes with therapeutic potential and delete, or knockout, these genes in mice. We then use an extensive, integrated analysis program to determine the function and potential pharmaceutical relevance of these genes. We have a limited operating history and are at an early stage of development. Our strategy and pricing models related to offering our products and programs are unproven.

         To date we have derived all of our revenue from the development and analysis of knockout mice under our DeltaSelect-TM- program. As of June 30, 2000, we had an accumulated deficit of $34.6 million. We had net losses of $8.9 million and $2.6 million for the three months ended June 30, 2000 and 1999, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2000 was $16.2 million, before deducting a deemed dividend of $22.4 million relating to a beneficial conversion feature of our preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities and from general and administrative costs associated with our operations. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our gene function database, DeltaSelect and our gene trap program. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development and general legal activities. In connection with the development and expansion of our gene function database, DeltaSelect and our gene trap program, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years. We had DeltaSelect agreements as of June 30, 2000 with the following companies:
Glaxo Wellcome, Merck & Co., Pfizer, Inc., Roche Biosciences and Schering-Plough Research Institute. Under these agreements, we create knockout mice and perform phenotypic analysis of these mice when requested by our customers. A customer compensates us based on milestones reached in the creation and analysis of each knockout mouse it requests.

         For most contracts, revenue is recognized using the contract method of accounting. The contracts specify milestones to be met and the payments associated with meeting each milestone. Revenue is recognized on completion of each milestone. Where the contract does not specify milestones and payment is for completion of the contract, revenue is recognized based on a percentage of completion method of accounting. The portion of payments received in advance of the completion of milestones is reflected in deferred revenue. Where revenues are recognized on a percentage of completion basis, but based on the terms of the contract, the receivable cannot yet be billed, these unbilled amounts are shown as deferred revenue.

         We anticipate that the majority of our future revenues will be derived from periodic subscription fees under agreements with subscribers to our DeltaBase-TM- gene function database. However, Glaxo Wellcome is currently our only subscriber to DeltaBase. Our future operating results will depend upon many factors, including the initiation and expiration of subscriptions to our gene function database and other customer agreements and general and industry-specific economic conditions which may affect pharmaceutical and biotechnology companies' research and development expenditures. As a consequence, our operating results have fluctuated in the past and are likely to do so in the future.

         We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock issued to Employees" and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation."

         Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment.

         We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         During the three months ended June 30, 2000 and 1999, we recorded unearned stock compensation of approximately $1.2 million and $1.4 million, respectively. We recorded unearned stock compensation of $11.6 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. These amounts are being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years. During the three months ended June 30, 2000 and 1999, we recorded amortization of unearned compensation of $3.3 million and $445,000, respectively. We recorded amortization of unearned compensation of $6.0 million and $607,000 for the six months ended June 30, 2000 and 1999, respectively.

         We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock which have a direct impact on the value of options and warrants held by non-employees.

RESULTS OF OPERATIONS

          Contract revenue decreased by $189,000 to $268,000 for the three months ended June 30, 2000 from $457,000 in the comparable period of 1999. Contract revenues for the six months ended June 30, 2000 and 1999 were $554,000 and $678,000, respectively. The decrease in second quarter revenue was related entirely to revenue associated with agreements for the development and analysis of knockout mice. In the second quarter of 2000 and 1999, all of our revenue came from contracts with Merck, Pfizer, Roche, Schering-Plough and Tularik. Our contract with Schering-Plough produced no revenue in 1999. Our agreements with Roche and Tularik produced no revenues in 2000. Our Tularik agreement expired in February 2000.

         Research and development expenses increased by $4.5 million to $6.9 million for the three months ended June 30, 2000 from $2.4 million in the comparable period of 1999. Research and development expenses for the six months ended June 30, 2000 and 1999 were $12.5 million and $4.7 million, respectively. The increase in second quarter research and development expenses was attributable to continued expansion of research and development activities, including increased personnel and laboratory supply costs to support development of our gene function database and our DeltaSelect and gene trap programs and higher depreciation and amortization and facilities expenses related to the addition of a second facility in July 1999. The amortization of unearned stock compensation represents $1.7 million of the increase in research and development expenses in the three months ended June 30, 2000 and $3.0 million of the increase in the six months ended June 30, 2000.

         General and administrative expenses increased by $1.8 million to $2.4 million during the three months ended June 30, 2000 from $635,000 for the comparable period of 1999. General and administrative expenses for the six months ended June 30, 2000 and 1999 were $4.4 million and $883,000, respectively. The increase in the second quarter related to compensation for business development, finance and administrative personnel and legal and business consulting fees. The amortization of unearned stock compensation contributed to $1.2 million of the increase in general and administrative expenses in the three months ended June 30, 2000 and $2.4 million of the increase in the six months ended June 30, 2000.

         Interest income (expense), net, increased by $109,000 to $124,000 in the three months ended June 30, 2000 from $15,000 for the comparable period of 1999. Interest income (expense), net, for the six months ended June 30, 2000 and 1999 was $216,000 and $84,000, respectively. This increase resulted from increasing cash and investment balances as a result of additional private equity financing during 2000. Interest expense was $93,000 in the second quarter of 2000, as compared to $66,000 in the second quarter of 1999. This increase resulted from higher average debt balances in 2000.

         A dividend relating to a beneficial conversion feature of our preferred stock of $22.4 million was recorded in the quarter ended March 31, 2000. This arose due to the issuance of 7,198,709 shares of Series C redeemable convertible preferred stock in January 2000, for net proceeds of $22.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through private sales of common and preferred stock and contract payments to us under our DeltaSelect agreements and equipment financing arrangements. As of June 30, 2000, we had received net proceeds of $37.5 million from issuances of common and preferred stock. In addition, from our inception through June 30, 2000, we received $2.6 million in cash payments from our agreements for the development and analysis of knockout mice, of which $1.8 million had been recognized as revenues through June 30, 2000.

         As of June 30, 2000, we had $13.3 million in cash and cash equivalents, as compared with $848,000 as of December 31, 1999. We used $10.1 million for operating activities during the first six months of 2000. This consisted of the net loss for the period of $16.2 million offset in part by non-cash charges of $612,000 related to depreciation and amortization expenses and $6.0 million related to the amortization of unearned stock compensation. We used $2.9 million for capital expenditures during the first six months of 2000. We received $25.5 million from financing activities during the first six months of 2000, which consisted primarily of $22.9 million raised from the issuance of common and preferred stock and net proceeds of $2.9 million from additional loans partially offset by loan repayments of $337,000.

         On August 2, 2000, our Registration Statement on Form S-1 (File No. 333-34668) was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 7,000,000 shares of common stock, all of which were issued and sold by us (the "Offering") upon the termination of the Offering in August 2000. The shares were sold at an aggregate offering price of $105 million, with net proceeds of approximately $96.4 million after underwriting fees of approximately $7.4 million and other offering expenses of approximately $1.2 million.

         On August 30, 2000, the underwriters' exercised their over-allotment for the purchase of approximately 1,025,000 shares. The shares were sold at an aggregate offering price of $15.4 million, with net proceeds of approximately $14.3 million after underwriting fees of approximately $1.1 million and other offering expenses.

         Our capital requirements depend on numerous factors, including our ability to obtain gene function database subscriptions and DeltaSelect agreements, the amount and timing of payments under these subscriptions and agreements, the level and timing of our research and development expenditures, market acceptance of our product, the resources we devote to developing and supporting our products and other factors, many of which are outside of our control. We expect to devote substantial capital resources to continue and expand our research and development efforts, to expand our sales and marketing organization and for other general corporate activities. We believe that our current cash balances, together with the $110.7 million net proceeds of our initial public offering and the revenues we believe will be derived from subscriptions to our gene function database and collaborative research agreements, will be sufficient to fund our operations through 2001. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements or we make acquisitions or other investments, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility. The rights of any debt or preferred stockholders will be senior to those of our common stockholders.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of twenty-four months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Therefore, no quantitative tabular disclosure is included in this report.

         To date, we have operated solely in the United States and all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB No. 101 for all periods presented.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. We do not believe that the implementation of SFAS No. 133 will have any significant impact on our financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44) "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Practice Board Opinion No. 25 (APB No. 25). This interpretation clarifies the definition of employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain of the provisions of FIN No. 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

RISK FACTORS

WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY, WHICH IN TURN MAY HARM OUR FUTURE OPERATING PERFORMANCE AND MAY CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE

         We have had net losses every year since our inception in 1997 and, as of June 30, 2000, had an accumulated deficit of $34.6 million. We had net losses of $16.2 million and $4.8 million during the six months ended June 30, 2000 and 1999, respectively. The net loss for the six months ended June 30, 2000 was calculated before a deemed dividend related to the beneficial conversion of our preferred stock of $22.4 million. Because we anticipate significant additional expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

         We expect that our expenditures will continue to increase, due in part to:

         - continued investment in the research and development of our new and existing products and our technology, including increased investment for the development, implementation and support of our gene function database, our standard and conditional knockout programs and our gene trap programs;

         - obligations under existing and future fee-for-service agreements; and

         - our increasing investment in management and other employees, sales and marketing programs, customer service and operational and financial controls.

WE ARE A DEVELOPMENT-STAGE COMPANY WITH AN UNPROVEN BUSINESS STRATEGY, AND OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT

         We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have one subscriber for our gene function database. We have generated only limited revenues from customers for the development and analysis of knockout mice, amounting to approximately $1.2 million and $381,000 for the fiscal years ended 1999 and 1998, respectively. For the six months ended June 30, 2000 and 1999, we recognized revenues of $554,000 and $678,000, respectively. We recognized no revenue in 1997. Our success will depend upon, among other things, our ability to enter into licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Moreover, we have no experience selling our data, and we have never provided a gene database before. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our gene trap and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

WE CURRENTLY HAVE ONLY SIX CUSTOMERS AND WILL NOT SUCCEED UNLESS WE CAN ATTRACT MANY MORE CUSTOMERS

         We currently have only one subscriber to our DeltaBase gene function database, and we have only six customers for our DeltaSelect knockout program. We expect to enter into only a limited number of future DeltaSelect agreements. To succeed we must attract customers for our database and other programs. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues. In 1999, Pfizer accounted for 64% of our revenues and two of our other current customers each accounted for greater than 10% of our revenues. Our current customers are Merck, Pfizer, Roche Biosciences, Schering-Plough, Glaxo Wellcome and Tularik. Our agreement with Tularik expired in February 2000 and our agreements with Roche and Pfizer expire in November and December 2000, respectively. In the first six months of 2000, Schering-Plough accounted for 41% of our revenues and three other customers accounted for the remaining 29%, 22% and 8%, respectively.

         Over the past several years, companies in the pharmaceutical industry have undergone significant consolidation. If two or more of our present or future customers merge, we may not be able to receive the same fees under agreements with the combined entities that we were able to receive under agreements with these customers prior to their merger. Moreover, if one of our customers merges with an entity that is not a customer, the new combined entity may prematurely terminate our agreement. Any of these developments could harm our business or financial condition.

BECAUSE WE HAVE ONLY RECENTLY BEGUN TO OFFER OUR DATABASE, WHICH WE EXPECT TO BE OUR PRINCIPAL PRODUCT, OUR FUTURE PROSPECTS ARE UNCERTAIN

         We believe the majority of our revenues will be derived from fees under agreements with our database users. We may also derive revenues from royalties received from these users. We have entered into one agreement with a subscriber to our database, however, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any. Our agreement which expires three years after our first delivery of data to Glaxo Wellcome provides for termination for any reason within the first three months after the one-year anniversary of the effective date upon the payment of a specified termination fee.

         Our database has not been tested by customers, and it may not perform adequately or provide information in a manner that is useful for our customers. If our database is not acceptable to our prospective customers, it may not generate revenues and our fbusiness and financial condition will be materially harmed.

         We may not be able to comply with minimum performance levels or restrictive provisions or other obligations that may be contained in any agreements, such as minimum data delivery requirements. In addition, we may experience unforeseen technical complications in the processes we use to generate functional data for our gene database and functional genomics resources. These complications could materially delay or limit the use of our gene function database, substantially increase the anticipated cost of generating data or prevent us from implementing our processes at appropriate quality and scale levels, thereby causing our business to suffer.

NO DRUGS HAVE BEEN DEVELOPED AND COMMERCIALIZED USING GENOMICS-BASED RESEARCH AND THEREFORE THE FUTURE OF OUR PRODUCTS AND PROGRAMS IS UNCERTAIN

         None of the limited number of drugs developed to date using genomics-based research have reached the commercial market. We cannot assure you that genomics-based drug development efforts will ultimately be successful. We have not proven our ability either to identify drug targets with commercial potential or commercialize drug targets that we do identify. We cannot assure you that a particular gene function in a mouse will have any correlation to a patient's response to a particular drug. It is difficult to successfully select those genes with the most potential for commercial development. Furthermore, we do not know that any products based on genes that are the subject of our research can be successfully developed or commercialized. If commercial opportunities are not realized from genomic-based research, our existing customers could stop using our products or we could have difficulty attracting or retaining customers and, in any event, we would not realize any product royalties.

OUR CUSTOMERS WILL CONTROL THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS BASED ON GENES THAT WE IDENTIFY, WHICH MAY MEAN THAT OUR RESEARCH EFFORTS WILL NEVER RESULT IN ANY ROYALTY PAYMENTS OR THIRD PARTY PRODUCT SALES

         We intend for our agreements with our customers to provide us with rights to obtain royalties from the commercial development of compounds or therapeutic approaches derived from access to our database, technology or intellectual property. We may not be able to obtain these rights under future agreements. Our ability to obtain these rights depends in part on the advantages and novelty of our technologies, the validity of our intellectual property, the usefulness of our data and our negotiating position relative to each potential customer.

         We will have limited or no control over the resources that any customer may devote to the development of compounds or therapeutic approaches derived from our access to our database. These customers may breach or terminate their agreements with us, and they are not obligated to conduct any product discovery, development or commercialization activities at all. Further, our customers may decide not to develop products arising out of our customer agreements or may not devote sufficient resources to the development, approval, manufacture, marketing or sale of these products. If any of these events occurs, our customers may not develop or commercialize any products based on our gene function research, technologies or intellectual property, and we would not receive royalties on product sales and our results of operations would suffer. Furthermore, our customers may resist sharing revenue derived from the successful commercialization of a drug through royalty payments or others may have competing claims to all or a portion of such revenues.

THERE ARE A FINITE NUMBER OF GENE FAMILIES UPON WHICH PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES FOCUS THEIR RESEARCH, WHICH LIMITS OUR POTENTIAL REVENUE AND GROWTH

         Our current and potential subscribers and customers traditionally focus their research and development efforts on a finite number of gene families that they view as reliable drug targets. Once we provide functional information on these gene families, our ability to attract and retain subscribers to our database will depend, in part, on the willingness of our subscribers to expand their research and development activities to other gene families. If our customers do not do this, we may lose existing subscribers or fail to attract new subscribers for our database services, and as a result, our business and financial condition may be harmed. In addition, we have made and will continue to make significant investments in our database and knockout programs which we may not recoup if we cannot find additional target opportunities.

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

         - changes in the demand for and pricing of our products and services;

         - the nature, pricing and timing of other products and services provided by us or our competitors;

         - changes in the research and development budgets of our customers;

         - acquisition, licensing and other costs related to the expansion of our operations;

         - the timing of milestones, licensing and other payments under the terms of our customer agreements and agreements pursuant to which others license technology to us;

         - expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights; and

         -        our unpredictable revenue sources as described below.

         We anticipate significant fixed expenses due in part to our need to continue to invest in product development and potential extensive support for our gene function database subscribers. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period.

         As a result of these fluctuations, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful, and you should not rely on these comparisons as an indication of our future performance.

OUR REVENUES WILL BE UNPREDICTABLE AND THIS MAY HARM OUR FINANCIAL CONDITION

         The amount and timing of revenues that we may have from our business will be unpredictable because:

         - the timing of our DeltaSelect program agreements, gene function database subscriber agreements and installations are determined by our customers and subscribers;

         - whether any products are commercialized and generate royalty payments depends on the efforts, timing and willingness of our customers;

         - we do not expect to receive any milestone or royalty payment under licenses and other arrangements for a substantial period of time, if ever;

         - to date, we have entered into only one customer agreement for our gene function database and may not enter into any additional agreements;

         - the time required to complete custom orders for our database programs can vary significantly; and

         -        our sales cycle is lengthy, as described below.

         As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. If this happens, the price of our common stock may decline.

WE EXPECT THAT OUR SALES CYCLE WILL BE LENGTHY, WHICH WILL CAUSE OUR REVENUES TO BE UNPREDICTABLE AND OUR BUSINESS TO BE DIFFICULT TO MANAGE

         Our ability to identify and obtain subscribers for our gene function database product and other services depends upon whether customers believe that our products and services can help accelerate drug discovery efforts. Our sales cycle will be lengthy because of the need to educate potential customers and sell the benefits of our products and services to a variety of constituencies within potential subscriber companies. These companies are large organizations with many different layers and types of decision-makers. In addition, each database subscription and development program or services agreement will involve the negotiation of unique terms and issues which will take a significant amount of time. We may expend substantial funds and management effort with no assurance that a subscription program or services agreement will result. Actual or proposed mergers or acquisitions of our prospective customers may also affect the timing and progress of our sales efforts. Any of these developments could harm our business or financial condition.

WE MAY HAVE CONFLICTS OR BE IN COMPETITION WITH OUR CUSTOMERS, WHICH WILL HURT OUR BUSINESS PROSPECTS

         We may pursue opportunities in fields, such as secreted proteins, that could conflict with those of our customers. Moreover, disagreements could arise with our customers or their partners over rights to our intellectual property or our rights to share in any of the future revenues of compounds or therapeutic approaches developed by our customers. These kinds of disagreements could result in costly and time-consuming litigation and could have a negative impact on our relationship with existing customers. Any conflict with our customers could reduce our ability to attract additional customers or enter into future customer agreements. Some of our customers could also become competitors in the future. Our customers could develop competing products, preclude us from entering into agreements with their competitors or terminate their agreements with us prematurely.

WE EXPERIENCE INTENSE COMPETITION FROM OTHER ENTITIES ENGAGED IN THE STUDY OF GENES, AND THIS COMPETITION COULD ADVERSELY AFFECT OUR BUSINESS

         The human and mouse genomes contain a finite number of genes. The human genome has been mapped and identified. Our competitors have identified and will continue to identify the sequence of numerous genes in order to obtain proprietary positions with respect to those genes. In addition, our competitors may seek to identify and determine the biological function of numerous genes in order to obtain intellectual property rights with respect to specific uses of these genes, and they may accomplish this before we do. We believe that the first company to determine the functions of commercially relevant genes or the commercially relevant portions of the genome will have a competitive advantage.

         A number of companies, institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, gene function determination and other gene-related service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do and have been conducting research longer than we have. In particular, a significant portion of this research is being conducted by private companies and under the international Human Genome Project, a multi-billion dollar program funded, in part, by the U.S. government, which completed and released its initial rough draft of the human genome in June of this year. Furthermore, other entities have and will continue to discover and establish a patent position in genes or gene sequences that we wish to study. Significant competition also arises from entities using standard target identification approaches, traditional knockout mouse technology and other functional genomics technologies. These competitors may have intellectual property rights in functional or other data which are superior to our rights. These competitors may also develop products earlier than we do, obtain regulatory approvals faster than we can and invent products and techniques that are more effective than ours. Furthermore, other methods for conducting functional genomics research may ultimately prove more advanced, in some or all respects, to the use of knockout mice. In addition, technologies more advanced than or superior to our gene trap technology and gene function identification technology may be developed, thereby rendering our gene trap and gene function identification technologies obsolete. As we expand our range of products and services, such as our gene trap program, we will compete with additional companies, some of which may be our customers at that time or our potential customers.

         Some of our competitors have developed commercially available databases containing gene sequence, gene expression, gene function, genetic variation or other functional genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies. Additional competitors may attempt to establish databases containing this information in the future. We expect that competition in our industry will continue to intensify. We also believe that some pharmaceutical and biotechnology companies are discussing the possibility of working together to discover the functions of genes and share gene function-related data among themselves. The formation of this type of consortium could reduce the prospective customer base for our gene function-related business. Moreover, the pharmaceutical industry has undergone significant mergers and this trend is expected to continue. This concentration of the industry could further limit our potential customer base and therefore harm our business.

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS COULD BE ADVERSELY
AFFECTED

         We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program. As of December 31, 1999, we had 113 full-time employees, and as of June 30, 2000, we had 167 full-time employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

         In addition, we will have to invest in additional customer support resources. Our current and potential database subscribers typically have worldwide operations and may require support at multiple U.S. and foreign sites and in multiple languages. To provide this support, we may need to open offices in addition to our Menlo Park and San Carlos, California facilities, which will result in additional burdens on our systems and resources and require additional capital expenditures.

WE MAY ENGAGE IN FUTURE ACQUISITIONS, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT IN US AS WE MAY NEVER REALIZE ANY BENEFITS FROM SUCH ACQUISITIONS, WHICH ALSO COULD BE EXPENSIVE AND TIME CONSUMING

         We intend to acquire and license additional products and programs, if we determine that these products or programs complement our existing technology or augment our existing information technology platforms. We currently have no commitments or agreements with respect to any material acquisitions. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS

         Our products and services may not produce revenues that, together with our existing cash and other resources, are adequate to meet our cash needs. Initially, we plan to fund our operations with proceeds from this offering, and we may in the future seek to raise additional funds from the sale of stock or from debt financing. Our cash requirements depend on numerous factors, including:

         - our ability to attract and retain customers for our gene function database and other products and services;

         - unexpected expenses in connection with the development of our gene function database, our gene trap program or other products and services;

         - expenditures in connection with license agreements and acquisitions of and investments in complementary technologies and businesses;

         - the need to increase research and development spending to keep up with competing technologies and market developments; and

         - unexpected expenditures as we expand our sales, marketing and customer service organizations and improve our management, operational and financial systems.

         If we need additional funding, we may be unable to obtain it on favorable terms, or at all. If adequate funds are not available, we may have to curtail operations significantly or obtain funds by entering into arrangements requiring us to relinquish rights to certain technologies, products or markets. In addition, if we raise funds by selling stock or convertible securities, our existing stockholders could suffer dilution.

WE DEPEND ON KEY EMPLOYEES IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL, AND WITHOUT ADDITIONAL EMPLOYEES, WE CANNOT GROW OR ACHIEVE PROFITABILITY

         We are highly dependent on the principal members of our management, operations and scientific staff, including William Matthews, Ph.D., our President and Chief Executive Officer, and Mark W. Moore, Ph.D., our Chief Scientific Officer. The loss of either of their services would harm our business.

         Our future success also will depend in part on the continued service of our key scientific, software, consultant and management personnel and our ability to identify, hire and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may be unable to attract and retain personnel necessary for the development of our business. Moreover, our business is located in the San Francisco Bay Area of California, where demand for personnel with the skills we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

WE CURRENTLY HAVE NO PATENTS, AND IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY INFORMATION, OUR BUSINESS WILL BE ADVERSELY AFFECTED

         Our business and competitive position depends upon our ability to protect and exploit our proprietary techniques, methods, compositions, inventions, database information and software technology. However, our strategy of obtaining such proprietary rights around as many genes as possible is unproven. Unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although we intend for our gene function database subscription agreements to require our potential subscribers to control access to our database and information, policing unauthorized use of our database information and software may be difficult.

         We currently have no issued patents or registered copyrights. Patents have issued to other entities based on claims relating to knockout mice. In addition, many applications have been filed seeking to protect partial human gene sequences, many of which are based primarily on gene sequence information alone. Some of these applications have issued as patents. Some of these may claim sequences which we have used or may use in the future to generate knockout mice in our gene knockout program. In addition, other applications have been filed which seek to protect methods of using genes and gene expression products, some of which attempt to assign biological function to the DNA sequences based on laboratory experiments, computer predictions, mathematical algorithms and other methods. The issuance of these applications as patents will depend, in part, upon whether practical utility can be sufficiently established for the claimed sequences and whether sufficient correlation exists between the experimental results predictions, algorithms and other methods and actual functional utility. The patent application process before the United States' Patent and Trademark Office and other similar agencies in other countries is confidential in nature. As each application is evaluated independently and confidentially, we cannot predict whether applications have been filed or which, if any, will ultimately issue as patents. However, it is probable that patents will be issued to our competitors claiming knockout mice, partial human gene sequences and methods of using genes and gene expression products.

         Numerous applications have been filed by other entities claiming gene sequences. Many patents have already issued and we expect more will issue in the future. In addition, others may discover uses for genes or proteins other than uses covered in any patents issued to us, and these other uses may be separately patentable. We may not be able to obtain issued patents on our patent applications because our patent applications may not meet the requirements of the patent office. The holder of a patent covering a particular use of a gene or a protein, isolated gene sequence or deduced amino acid sequence could exclude us from using that gene, protein or sequence. In addition, a number of entities make gene information, techniques and methods publicly available, which may affect our ability to obtain patents.

         Some of our patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in an interference proceeding before the U.S. Patent and Trademark Office. Regardless of determined outcome, this process is time-consuming and expensive.

         Issued patents may not provide commercially-meaningful protection against competitors. Other companies or institutions may challenge our or our customers' patents or independently develop similar products that could result in an interference proceeding in the U.S. Patent and Trademark Office or a legal action. In the event any researcher or institution infringes upon our or our customers' patent rights, enforcing these rights may be difficult and can be time-consuming. Others may be able to design around these patents or develop unique products providing effects similar to our products.

         Our ability to use our patent rights to limit competition in the creation and use of knockout mice, as well as our ability to obtain patent rights, may be more limited in certain markets outside of the United States because the protections available in other jurisdictions may not be as extensive as those available domestically.

         We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. We also cannot prevent others from independently developing technology or software that might be covered by copyrights issued to us, and trade secret laws do not prevent independent development.

WE MAY BE SUBJECT TO LITIGATION AND INFRINGEMENT CLAIMS WHICH MAY BE COSTLY AND DIVERT MANAGEMENT'S ATTENTION

         The technology we use in our business may subject us to claims that we infringe on the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies attempt to discover gene function through mouse gene knockouts and engage in other genomics-related businesses. Furthermore, many of our competitors and other companies performing research on genes have already applied for patents covering some of the genes upon which we perform research, and many patents have already been issued which cover these genes, as well as genes we may wish to use in the future.

         In 1998, Lexicon Genetics Incorporated, one of our competitors, informed us that it was a coexclusive licensee under a patent covering certain isogenic DNA technology that may be used to modify the genome of a target cell. On May 24, 2000, Lexicon filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we have infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be tripled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. Our response seeks a judgment declaring the patent invalid and that we have not infringed and are not infringing the patent. We intend to defend the action vigorously.

         The litigation against us is in the early stages and its outcome cannot be predicted. If Lexicon prevails and obtains an injunction, we would be required to obtain a license in order to continue to use the methods covered by the patent. We may not be able to obtain this license on favorable terms or at all. If we are unable to obtain a license, we would be required to redesign our processes to use alternative methods of making knockout mice and expect we would experience a significant disruption in our ability to generate revenue during this redesign period and as we develop a gene function database using these new methods. This redesign and development would involve significant time and costs, and the alternative methods available to us may not be as effective as our current methods. We estimate the average time from the date we begin to create a knockout mouse until the date the data from that knockout mouse is added to the gene function database to be 12 months. The addition of new data points to our gene function database could be significantly delayed. We may fail to attract customers for a gene function database that uses the alternative methods, and the marketing of our existing database and DeltaSelect program may be significantly affected. If Lexicon prevails, we could also incur significant financial liabilities which could materially affect our business and operating results.

         In addition, on July 13, 2000, we received a letter from Lexicon stating that they believe we may be involved in activities that conflict with four patents licensed to Lexicon. Lexicon's letter states that these patents cover certain methods for producing gene targeted cells and transgenic, or knockout, mice. We believe our methods do not infringe these patents. If Lexicon asserts its rights under these patents as the basis for a lawsuit against us and Lexicon prevails in any such lawsuit, we would be prevented from using our methods unless we obtained a license. We may be unable to obtain a license on favorable terms or at all, or we may choose not to seek a license. We believe we could use alternative methods, with which we have experience and which we believe are as effective as our current methods. Developing a gene function database using these alternative methods would involve significant time and costs. An adverse determination of any lawsuit with Lexicon involving these patents could also significantly affect the marketing of our existing gene function database and DeltaSelect program. We expect that, during the period prior to development of a comparable gene function database using these alternative methods, we would experience a significant disruption in our ability to generate revenue. If Lexicon prevails in any lawsuit involving these patents, we could also incur significant financial liabilities which could materially affect our business and operating results.

         We may be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

         -        assert claims of infringement;

         -        enforce our patents, if any;

         -        protect our trade secrets or know-how; and

         - determine the enforceability, scope and validity of the proprietary rights of others.

         We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation, including our litigation with Lexicon, can be very costly, can divert management's efforts and could materially affect our business and operating results. An adverse determination may subject us to significant liabilities or restrict or prohibit us from selling our products.

BECAUSE WE DO NOT HAVE ANY ISSUED PATENTS, AND BECAUSE KNOCKOUT MOUSE AND GENE-RELATED PATENTS EVEN IF OBTAINED MAY NOT BE ENFORCEABLE, OUR INTELLECTUAL PROPERTY MAY NOT HAVE ANY MATERIAL VALUE, WHICH WOULD DIMINISH OUR BUSINESS PROSPECTS

         One of our strategies is to obtain proprietary rights around as many gene knockouts as possible. Although we have filed patent applications covering the knockout mice we produce, we do not currently have any issued patents. We rely on a combination of copyright and trademark law, trade secrets, non-disclosure agreements and contractual provisions in our agreements with our customers to establish and maintain intellectual property rights. While the U.S. Patent and Trademark Office in the past has issued patents to others covering function of genes, knockout mice, types of cells, gene sequences and methods of testing cells, we do not know whether or how courts may enforce those patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the benefits of our strategy may not materialize and our business and financial condition could be harmed.

OUR RIGHTS TO THE USE OF TECHNOLOGIES LICENSED TO US BY THIRD PARTIES ARE NOT WITHIN OUR CONTROL, AND WITHOUT THESE TECHNOLOGIES, OUR PRODUCTS AND PROGRAMS MAY NOT BE SUCCESSFUL AND OUR BUSINESS PROSPECTS COULD BE HARMED

         We rely, in part, on licenses to use certain technologies which are material to our business, including a secreted protein gene trap which we license exclusively from the University of Edinburgh. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our licensors abiding by the terms of those licenses and not terminating them. In most cases, we do not control the prosecution or filing of the patents to which we hold licenses. Instead we rely upon our licensors to prevent infringement of those patents. Some of the licenses under which we have rights, such as the license from the University of Edinburgh, provide us with exclusive rights in specified fields, but we cannot assure you that the scope of our rights under these and other licenses will not be subject to dispute by our licensors or third parties.

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIAL AND MAY SUBJECT US TO ENVIRONMENTAL LIABILITY, WHICH WOULD SERIOUSLY HARM OUR FINANCIAL CONDITION

         Our research and development activities involve the controlled use of hazardous and radioactive materials and generate biological waste. We are subject to federal, state and local laws and regulations governing the storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials and wastes comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Future environmental regulations could require us to incur significant costs.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD INCREASE OUR OPERATING COSTS OR ADVERSELY AFFECT OUR CUSTOMERS' ABILITY TO OBTAIN GOVERNMENTAL APPROVAL OF GENE BASED PRODUCTS, WHICH WOULD ADVERSELY AFFECT THE COMMERCIALIZATION OF OUR TECHNOLOGY

         The Animal Welfare Act, or AWA, is the federal law that currently covers animals in laboratories. It applies to institutions or facilities using any regulated live animals for research, testing, teaching or experimentation, including diagnostic laboratories and private companies in the pharmaceutical and biotechnology industries. The AWA currently does not cover rats or mice. However, the United States Department of Agriculture, which enforces the AWA, is presently considering changing the regulations issued under the AWA to include mice within its coverage.

         The Department of Agriculture is reconsidering the regulations in response to a January 1999 petition filed by several parties requesting that mice, rats and birds be added to the list of animals regulated under the AWA. These parties also have a lawsuit pending which seeks the inclusion of mice, rats, and birds in the AWA regulations.

         Currently, the AWA imposes a wide variety of specific regulations which govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. We cannot assure you that the USDA will not decide to include mice in its regulations and that we will not become subject to registration, inspections and reporting requirements. Compliance with the AWA could be expensive, and current or future regulations could impair our research and production efforts.

         Since we develop animals containing changes in their genetic make-up, we may become subject to a variety of laws, guidelines, regulations and treaties specifically directed at genetically modified organisms, or GMOs. The area of environmental releases of GMOs is rapidly evolving and is currently subject to intense regulatory scrutiny, particularly internationally. If we become subject to these laws we could incur substantial compliance costs. For example, the Biosafety Protocol, or the BSP, a recently adopted treaty, is expected to cover certain shipments from the U.S. to countries abroad that have signed the BSP. The BSP is also expected to cover the importation of living modified organisms, a category that could include our animals. If our animals are not contained as described in the BSP, our animals could be subject to the potentially extensive import requirements of countries that are signatories to the BSP.

         We also are subject to a variety of other federal, state and local laws and regulations in the U.S. and in other countries pertaining to our facilities, the shipment, exportation and importation of various articles, safe working conditions, production practices, fire hazard control and other health concerns. There can be no assurance that we will avoid incurring significant costs to comply with these laws and regulations or that we will be able to comply with them in the future. Failure to comply with relevant laws and regulations may have a material adverse effect on our business, financial condition and results of operation. Unanticipated changes in existing legal and regulatory requirements or the adoption of new requirements also could have a material adverse effect on us.

         Drugs and diagnostic products are subject to an extensive and uncertain regulatory approval process by the Food and Drug Administration and comparable agencies in other countries. Regulatory requirements ultimately imposed on our products or products developed by our customers could limit our or our customers' ability to test, manufacture and, ultimately, commercialize products, including products for which we are entitled to receive royalty payments.

ETHICAL AND SOCIAL ISSUES MAY LIMIT OR DISCOURAGE THE USE OF KNOCKOUT MICE OR OTHER GENETIC PROCESSES WHICH COULD REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR BUSINESS

         Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our gene trap and knockout mouse technologies. Public attitudes may be influenced by claims that genetically engineered products are unsafe for consumption or pose a danger to the environment. The subject of genetically modified organisms, like knockout mice, has received negative publicity and aroused public debate. In addition, animal rights activists could protest or make threats against our facilities, which may result in property damage. Ethical and other concerns about our methods, particularly our use of knockout mice, could adversely affect our market acceptance.

ALL OUR RESEARCH IS CONDUCTED AT TWO FACILITIES, AND A NATURAL DISASTER AT THESE FACILITIES IS POSSIBLE AND COULD RESULT IN A PROLONGED INTERRUPTION OF OUR BUSINESS

         We conduct all our scientific and management activities at two facilities in California. Both locations are in seismically active areas. We have taken precautions to safeguard our mouse colony including through insurance, storage of animals off-site at a back-up facility in Massachusetts, the freezing of sperm and the storing of embryonic stem cells, or ES cells, to allow for the regeneration of mice. However, a natural disaster, such as an earthquake, fire, flood or outbreak of infectious disease, could cause substantial delays. This could interrupt mouse breeding, cause us to incur additional expenses and adversely affect our reputation with customers.

SECURITY RISKS IN ELECTRONIC COMMERCE OR UNFAVORABLE INTERNET REGULATIONS MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES

         We may provide access to our gene function database on the Internet. A fundamental requirement to conduct our business over the Internet is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the security measures we use to protect the content in our gene function database. Anyone who is able to circumvent our security measures could misappropriate our proprietary information or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, and these efforts may not be successful. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. For example, attacks earlier this year by computer hackers on major e-commerce web sites have heightened concerns regarding the security and reliability of the Internet.

         Because of the growth in electronic commerce, the U.S. Congress has held hearings on whether to further regulate providers of services and transactions in the electronic commerce market, and federal and state authorities could enact laws, rules and regulations affecting our business and operations. If enacted, these laws, rules and regulations could make our business and operations more costly and burdensome as well as less efficient.

WE RELY ON THIRD-PARTY DATA SOURCES, AND WITHOUT THESE SOURCES, OUR PRODUCTS AND PROGRAMS WOULD BE INCOMPLETE AND LESS APPEALING TO CUSTOMERS, SERIOUSLY HARMING OUR BUSINESS PROSPECTS

         We may rely on scientific and other data supplied by third parties, and all of our gene sequence data comes from public genomics data. This data could be defective, be improperly generated or contain errors or other defects, which could corrupt our gene function database and our other programs and services. In addition, we cannot guarantee that our sources acquired this data in compliance with legal requirements. In the event of any such defect, corruption or finding of nonconformance, our business prospects could be adversely affected.

OUR COMMON STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, WHICH COULD LEAD TO COSTLY LITIGATION FOR US AND MAKE AN INVESTMENT IN US LESS APPEALING

The market price of our common stock may fluctuate substantially due to a variety of factors, including:

         - announcements of technological innovations or new products by us or our competitors;

         - developments or disputes concerning patents or proprietary rights, including announcements with respect to our litigation with Lexicon or of infringement, interference or other litigation against us or our licensors;

         -        the timing and development of our products and services;

         - media reports and publications about genetics and gene-based products;

         - changes in pharmaceutical and biotechnology companies' research and development expenditures;

         - announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

         - changes in government regulation of genetic research or gene-based products, and the pharmaceutical or medical industry in general;

         -        general and industry-specific economic conditions;

         -        actual or anticipated fluctuations in our operating results;

         - changes in financial estimates or recommendations by securities analysts;

         -        changes in accounting principles; and

         -        the loss of any of our key scientific or management personnel.

         In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. For example, the stock prices of many biotechnology companies, even those that would benefit from publicly available gene sequence information, declined on news of the announcement by President Clinton and British Prime Minister Blair that, as their respective governments had each advocated before, gene sequence information should be freely available in the public domain. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management's attention and resources and harm our financial condition and results of operations.

THE FUTURE SALE OF COMMON STOCK COULD NEGATIVELY AFFECT OUR STOCK PRICE

         After the close of our public offering on August 2, 2000 we had approximately 28,804,437 shares of common stock outstanding, and approximately 29,829,437 shares when the underwriters' exercised their over-allotment for approximately 1,025,000 shares. The 8,025,000 shares sold in the offering are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. The remaining 21,804,437 shares of common stock outstanding will be available for sale in the public market 180 days after the effective date of the registration statement, subject in some cases to volume and other limitations.

         The previous sentence assumes the effectiveness of the lock-up agreements with the underwriters under which holders of substantially all of our common stock have agreed not to sell or otherwise dispose of their shares of common stock. Most of the shares that will be available for sale after the expiration of the lock-up period will be subject to volume restrictions because they are held by our affiliates. In addition, Salomon Smith Barney Inc. may waive these lock-up restrictions prior to the expiration of the lock-up period without prior notice. Salomon Smith Barney Inc. has informed us that it has no current intentions of releasing any shares subject to the lock-up agreements. Any determination by Salomon Smith Barney Inc. to release any shares subject to the lock-up restrictions would be based on a number of factors at the time of determination, including the market price of the common stock, the liquidity of the trading market for the common stock, the general market conditions, the number of shares proposed to be sold and the timing, purpose and terms of the proposed sale.

         If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 18,180,856 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock. Please see "Shares Eligible for Future Sale."

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR STOCK, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS

         Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 67.6% of our common stock following the offering. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

OUR INCORPORATION DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE AND COULD ALSO LIMIT THE MARKET PRICE OF YOUR STOCK

         Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

         - authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

         -        provide for a classified board of directors; and

         -        prohibit stockholder action by written consent.

         In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

WE MAY SPEND THE NET PROCEEDS OF OUR INITIAL PUBLIC OFFERING IN WAYS WITH WHICH YOU DO NOT AGREE AND WHICH ARE NOT BENEFICIAL TO YOUR INVESTMENT IN US

         We have not designated any specific uses for the initial public offering proceeds. Accordingly, management will have significant flexibility in applying the net proceeds of the initial public offering. The failure of management to apply the net proceeds effectively could have a material adverse effect on our business, financial condition and results of operations.

PART II.  OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS

     In 1998, Lexicon Genetics Incorporated, one of our competitors, informed us that it was a coexclusive licensee under a patent covering certain isogenic DNA technology that may be used to modify the genome of a target cell. On May 24, 2000, Lexicon filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we have infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be tripled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. Our response seeks a judgment declaring the patent invalid and that we have not infringed and are not infringing the patent. We intend to defend the action vigorously.

     The litigation against us is in the early stages and its outcome cannot be predicted. If Lexicon prevails and obtains an injunction, we would be required to obtain a license in order to continue to use the methods covered by the patent. We may not be able to obtain this license on favorable terms or at all. If we are unable to obtain a license, we would be required to redesign our processes to use alternative methods of making knockout mice and expect we would experience a significant disruption in our ability to generate revenue during this redesign period and as we develop a gene function database using these new methods. This redesign and development would involve significant time and costs, and the alternative methods available to us may not be as effective as our current methods. We estimate the average time from the date we begin to create a knockout mouse until the date the data from that knockout mouse is added to the gene function database to be 12 months. The addition of new data points to our gene function database could be significantly delayed. We may fail to attract customers for a gene function database that uses the alternative methods, and the marketing of our existing database and DeltaSelect program may be significantly affected. If Lexicon prevails, we could also incur significant financial liabilities which could materially affect our business and operating results.

     In addition, on July 13, 2000, we received a letter from Lexicon stating that they believe we may be involved in activities that conflict with four patents licensed to Lexicon. Lexicon's letter states that these patents cover certain methods for producing gene targeted cells and transgenic, or knockout, mice. We believe our methods do not infringe these patents. If Lexicon asserts its rights under these patents as the basis for a lawsuit against us and Lexicon prevails in any such lawsuit, we would be prevented from using our methods unless we obtained a license. We may be unable to obtain a license on favorable terms or at all, or we may choose not to seek a license. We believe we could use alternative methods, with which we have experience and which we believe are as effective as our current methods. Developing a gene function database using these alternative methods would involve significant time and costs. An adverse determination of any lawsuit with Lexicon involving these patents could also significantly affect the marketing of our existing gene function database and DeltaSelect program. We expect that, during the period prior to development of a comparable gene function database using these alternative methods, we would experience a significant disruption in our ability to generate revenue. If Lexicon prevails in any lawsuit involving these patents, we could also incur significant financial liabilities which could materially affect our business and operating results.

ITEM 2. - CHANGES IN SECURITIES

    (a) Not applicable.

    (b) Not applicable.

    (c) On various dates from April 1, 2000 through June 30, 2000, the Company issued 5,339 shares of its common stock to various officers, employees and consultants pursuant to the exercise of options granted under its 1998 Stock Plan. The exercise price per share ranged from $0.31 to $7.88. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, in issuing these shares.

    (d) On August 2, 2000, our Registration Statement on Form S-1 (File No. 333-34668) was declared effective by the Securities and Exchange Commission. The IPO Registration Statement registered a total of 7,000,000 shares of common stock, the Offering, all of which were issued and sold by us. The Offering was led by a group consisting of Salomon Smith Barney Inc., FleetBoston Robertson Stephens, Inc. and U.S. Bancorp Piper Jaffray Inc. The shares sold by us were sold at an aggregate offering price of $105 million, netting proceeds of approximately $96.4 million to us after underwriting fees of approximately $7.4 million and other offering expenses of approximately $1.2 million. None of these fees and expenses were paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

        On August 30, 2000, the underwriters exercised their over-allotment for the purchase of approximately 1,025,000 shares. The shares sold by us were sold at an aggregate offering price of $15.4 million, netting proceeds of approximately $14.3 million to us after underwriting fees of approximately $1.1 million and other offering expenses. None of these fees and expenses were paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

        Since the effective date of the IPO Registration Statement, the net offering proceeds have been invested in highly liquid instruments, which include marketable debt securities of financial institutions and corporations with strong credit ratings with maturities of ninety days or less when acquired.

        Because all of the proceeds from the Offering and the over-allotment exercise were generated after June 30, 2000, none of these proceeds were used during the three month or six month periods covered by this Report on Form 10-Q.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A majority of the Company's stockholders, by written consent, approved:
(i) an amendment and restatement to the Company's Certificate of Incorporation, providing for, among other things, an 8-for-7 forward stock split and an increase in the Company's authorized capital stock; (ii) conditioned upon consummation of the Offering, an amendment and restatement of the Company's Certificate of Incorporation to, among other things, set the authorized "blank check" preferred stock at 5,000,000 shares, provided for a classified Board of Directors, eliminate the right of stockholders to act by written consent and provide for certain supermajority voting provisions;
(iii) conditioned upon consummation of the Offering, an amendment and restatement of the Company's by-laws, to, among other things, eliminate the right of stockholders to act by written consent and provide for certain supermajority voting provisions; (iv) the adoption of the 2000 Stock
Incentive Plan; and (v) the adoption of the 2000 Employee Stock Purchase Plan.

ITEM 5. - OTHER INFORMATION

     Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     27.1  Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 2000.

                               DELTAGEN, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTAGEN, INC.


Date: Sept 18, 2000                       /s/ William Matthews
      --------------------                ---------------------------------
                                          William Matthews, Ph.D.
                                          President and Chief Executive Officer


Date: Sept 18, 2000                       /s/ Brian Crowley
      --------------------                ---------------------------------
                                           Brian Crowley
                                           Director of Finance