Form 10-Q
period 2000-09-30
DELTAGEN INC
filed 2000-11-13
CIK 1034072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

      YES     X            NO
            -------             -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value                                          29,873,027
-----------------------------                      ---------------------------------------------------
         Class                                     Outstanding at November 6, 2000

                                 DELTAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
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

PART I.        FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           DELTAGEN, INC.
                           BALANCE SHEETS
                             (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                    2000                   1999
                                                                                -------------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $116,298              $    848
     Accounts receivable , net                                                        1,774                   585
     Other current assets                                                             1,893                   205
                                                                                -------------           ------------
        Total current assets                                                        119,965                 1,638

     Property and equipment, net                                                      7,641                 4,973
     Other assets                                                                       304                   163
                                                                                -------------           ------------
        Total assets                                                               $127,910              $  6,774
                                                                                =============           ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                              $  1,567              $  2,976
     Accrued liabilities                                                              2,477                   984
     Current portion of capital lease obligations                                        32                    30
     Current portion of loans payable                                                 1,474                   503
     Deferred revenue                                                                 2,329                   946
                                                                                -------------           ------------
        Total current liabilities                                                     7,879                 5,439

     Capital lease obligations, less current portion                                     15                    22
     Loans payable, less current portion                                              3,586                 2,233
                                                                                -------------           ------------
        Total liabilities                                                            11,480                 7,694
                                                                                -------------           ------------
Commitments and Contingencies  (Note 6)
Redeemable convertible preferred stock:
     Authorized: 18,995,920 shares
     Issued and outstanding:  none at September 30, 2000
     and 10,938,777 shares at December 31, 1999
     (Liquidation value: $14,500 at December 31, 1999)                                    -                14,447
                                                                                -------------           ------------
Stockholders' equity (deficit):
Common stock, $0.001 par value:
     Authorized: 61,004,082 shares
     Issued and outstanding:  29,873,825 at September 30, 2000
     and 2,069,685 shares at December 31, 1999                                           30                     2
Additional paid-in capital                                                          172,204                10,695
Unearned stock-based compensation                                                   (11,797)               (7,610)
Notes receivable from stockholders                                                     (805)                    -
Accumulated deficit                                                                 (43,202)              (18,454)
                                                                                -------------           ------------
        Total stockholders' equity (deficit)                                        116,430               (15,367)
                                                                                -------------           ------------
        Total liabilities, redeemable convertible preferred
        stock and stockholders' equity (deficit)                                   $127,910              $  6,774
                                                                                =============           ============




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                 DELTAGEN, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                2000              1999              2000              1999
                                                            --------------    -------------    --------------    -------------
Contract Revenue                                              $    206          $    244         $     760          $    922
                                                            --------------    -------------    --------------    -------------
Operating expenses:
      Research and development                                   7,008             3,412            19,475             8,066

       General and Administrative                                2,791               764             7,253             1,647
                                                            --------------    -------------    --------------    -------------
         Total operating expenses                                9,799             4,176            26,728             9,713
                                                            --------------    -------------    --------------    -------------
Loss from operations                                            (9,593)           (3,932)          (25,968)           (8,791)
      Interest income                                            1,194                54             1,592               233
      Interest expense                                            (190)              (79)             (372)             (174)
                                                            --------------    -------------    --------------    -------------
Net loss                                                        (8,589)           (3,957)          (24,748)           (8,732)

Deemed dividend related to
       beneficial conversion feature
       of preferred  stock                                           -                 -           (22,360)                 -
                                                            --------------    -------------    --------------    -------------
Net loss attributable to
       common stockholders                                    $ (8,589)         $ (3,957)        $ (47,108)         $ (8,732)
                                                            ==============    =============    ==============    =============
Net loss per share attributable to
       common stockholders,
       basic and diluted                                      $  (0.44)         $  (3.52)        $   (5.65)         $ (11.91)
                                                            ==============    =============    ==============    =============
Weighted average shares
       used in computing net loss per
       share, basic and diluted                                 19,437             1,123             8,332               733
                                                            ==============    =============    ==============    =============







    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                 DELTAGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                     2000                  1999
                                                                                ---------------      ----------------
Cash flows from operating activities:
     Net loss                                                                     $ (24,748)              $(8,732)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                                 1,032                   490
        Amortization of warrants issued in connection
            with loans                                                                   30                    18
        Stock-based compensation expense                                              8,991                 1,433
        Changes in operating assets and liabilities:
            Accounts receivable                                                      (1,189)                 (586)
            Other assets                                                             (1,829)                   64
            Accounts payable                                                         (1,409)                  671
            Accrued liabilities                                                       1,493                   799
            Deferred revenue                                                          1,383                  (336)
                                                                                ---------------      ----------------
               Net cash used in operating activities                                (16,246)               (6,179)
                                                                                ---------------      ----------------
Cash flows from investing activities:
     Acquisition of property and equipment                                           (2,872)               (1,612)
     Leasehold improvements                                                            (808)                 (449)
                                                                                ---------------      ----------------
               Net cash used in investing activities                                 (3,680)               (2,061)
                                                                                ---------------      ----------------
Cash flows from financing activities:
     Principal payments under capital lease obligations                                 (24)                  (36)
     Repayment of loans payable                                                        (618)                 (472)
     Proceeds from the issuance of debt                                               2,911                 2,718
     Proceeds from the issuance of common stock, net of
        issuance costs                                                              110,162                   145
     Proceeds from the issuance of preferred stock, net of
        issuance costs                                                               22,360
     Proceeds from the issuance of common stock under
        stock option plan, net of issuance costs and stock
        repurchased                                                                     585                    45
                                                                                ---------------      ----------------
               Net cash provided by financing activities                            135,376                 2,400
                                                                                ---------------      ----------------
Net increase (decrease) in cash and cash equivalents                                115,450                (5,840)
Cash and cash equivalents, beginning of period                                          848                 8,635
                                                                                ---------------      ----------------
Cash and cash equivalents, end of period                                          $ 116,298               $ 2,795
                                                                                ===============      ================
Supplemental disclosures of non-cash investing and
     financing activities:
     Unearned stock-based compensation                                            $  12,913               $ 5,573
     Issuance of notes receivable in exchange for common
        stock                                                                     $     805                     -

     Additions to property and equipment acquired                                 $      20                     -
        under capital lease obligations



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                 DELTAGEN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 1999 and 2000 and the statements of cash flows for the nine months ended September 30, 1999 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the three and nine months ended September 30, 1999 and 2000. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These interim financial statements should be read in conjunction with the annual audited financial statements included in the Company's Registration Statement on Form S-1 (File No. 333-34668) which was declared effective by the Securities and Exchange Commission (the "SEC") on August 2, 2000.

REVENUE RECOGNITION

         Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database agreements, revenue is recognized on a straight-line basis over the term in which services are to be provided. Other contracts specify milestones to be met and the payments associated with meeting each milestone. Revenue for these contracts is recognized upon completion of the milestone. The amount of revenue recognized upon completion of each milestone is such that the earned revenue, as a percentage of total anticipated revenue, approximates the costs incurred in achieving the related milestone, as a percentage of the total anticipated costs. Where the contract does not specify milestones and payment is upon completion of the contract, revenue is recognized based on the percentage-of-completion method of accounting. Contract billings in excess of revenue earned are reflected in deferred revenue.

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


3.  NET LOSS PER SHARE

         Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants. Potentially dilutive securities of approximately 3.3 million and 13.2 million have been excluded from the diluted earnings per share calculations for the periods ended September 30, 2000 and 1999, respectively, as they have an antidilutive effect due to the Company's net losses.

A reconciliation of shares used in the calculations is as follows:

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                              2000                1999               2000               1999
                                                          -------------     --------------     ---------------     --------------
                             (IN THOUSANDS)                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Basic and diluted:
     Net loss                                               $ (8,589)          $ (3,957)         $ (24,748)           $ (8,732)
     Deemed dividend related to beneficial
        conversion of preferred stock                              -                  -            (22,360)                  -
                                                          -------------     --------------     ---------------     --------------
      Net loss attributed to common
        stockholders                                        $ (8,589)          $ (3,957)         $ (47,108)           $ (8,732)
                                                          =============     ==============     ===============     ==============
     Weighted-average shares of common stock
        outstanding                                           21,217              1,808              9,522               1,808
     Less:  Weighted-average shares subject to
        repurchase                                            (1,780)              (685)            (1,190)             (1,075)
                                                          -------------     --------------     ---------------     --------------
      Weighted-average shares used in basic and
         diluted net loss per share                           19,437              1,123              8,332                 733
                                                          =============     ==============     ===============     ==============
      Net loss per share attributable to
         common stockholders                                $  (0.44)          $  (3.52)          $  (5.65)           $ (11.91)
                                                          =============     ==============     ===============     ==============



4. LOANS PAYABLE

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

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK.

BENEFICIAL CONVERSION FEATURE

         In January 2000, the Company issued 7,198,709 of Series C redeemable convertible preferred stock at $3.13 per share for proceeds of $22,360,000. The issuance resulted in a beneficial conversion feature of $22,360,000, calculated in accordance with Emerging Issues Task Force No. 98-5 ("EITF No. 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature is reflected as a preferred dividend in the Statement of Operations for the nine months ended September 30, 2000.


6.  COMMITMENTS AND CONTINGENCIES

         On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that the Company's methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that the Company infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. The Company believes that the patent in question is invalid and, even if the patent is found to be valid, that the methods employed by the Company do not infringe the patent. On June 13, 2000, the Company responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in its favor. The response seeks a judgment declaring the patent invalid and that the Company has not infringed and is not infringing the patent. The Company intends to defend the action vigorously.

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

         In addition, on October 13, 2000, Lexicon filed a lawsuit against the Company in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that the Company is infringing United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992, under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The compliant seeks a judgment that the Company infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled.

         The Company believes that the methods employed by the Company do not infringe these patents. However, if Lexicon prevails in any such lawsuit, the Company would be prevented from using its current methods unless it obtained a license. The Company may be unable to obtain a license on favorable terms or at all, or it may choose not to seek a license. In that event, the Company believes that it can employ and use alternative methods, with which it has experience and which it believes are as effective as its current methods. Developing a gene function database using these alternative methods would involve significant time and costs. An adverse determination of any lawsuit with Lexicon involving these patents could also significantly affect the development and marketing of its existing gene function database and DeltaSelect programs. The Company expects that, during the period prior to development of a comparable gene function database using these alternative methods, it would experience a significant disruption in its ability to generate revenue. If Lexicon prevails in any lawsuit involving these patents, the Company could also incur significant financial liabilities that could materially affect its business and operating results.

         At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted.

7.  CUSTOMER AGREEMENTS

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

8.  STOCKHOLDERS' EQUITY (DEFICIT)

REGISTRATION

         In March 2000, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell its common stock to the public. Upon completion of the Company's initial public offering in August 2000, all of the outstanding preferred stock was converted into shares of common stock.

STOCK SPLIT

         In May 2000, the board of directors approved an 8-for-7 forward split of its preferred and common stock which was effective on July 12, 2000. All common stock data in this report has been restated to reflect the split.

INITIAL PUBLIC OFFERING

         On August 3, 2000, the Company commenced an initial public offering in which it sold 7,000,000 shares of common stock at $15.00 per share for net proceeds of approximately $95.9 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's redeemable convertible preferred stock converted into 18,137,486 shares of common stock. On August 30, 2000, the underwriters exercised an over-allotment option to purchase an additional 1,025,000 shares, resulting in net proceeds of an additional $14.3 million.

CONSULTING AND RESEARCH COLLABORATION CONTRACT

         On March 15, 2000, the Company negotiated the basic terms of a three year consulting arrangement research collaboration agreement with Institute Genetique Biologie Moleculaire et Cellulaire (IGBMC), a scientific institution. Deltagen determines which projects are to be conducted by IGBMC in the area of functional genomics and particularly knockout animals and disruption technologies. The costs and expenses related to the projects will be shared by Deltagen and IGBMC. In conjunction with this agreement, a three year warrant to purchase 457,143 shares of Series C preferred stock of Deltagen at a price of $3.13 per share was granted to IGBMC as of July 25, 2000. The warrant will vest in its entirety on the four month anniversary of the commencement date of the agreement. The Chief Executive Officer of IGBMC is the father of one of the members of Deltagen's board of directors. The agreement has not yet become effective. For the purpose of valuing the warrants in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" no measurement date has occurred. As a result, no value has yet been attributed to these warrants.

OPTION GRANTS

         On July 7, 2000, options to purchase 621,313 shares of common stock under the 1998 Plan were granted at an exercise price of $12.60 per share. The total unearned compensation related to these grants amounts to $249,000, of which $56,000 was amortized to expense in the third quarter of fiscal year 2000.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Practice Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of an employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN No. 44 did not have a material effect on the financial statements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB No. 101 for all periods presented.

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

         To date we have derived all of our revenue from the development and analysis of knockout mice under our DeltaSelect-TM- program. As of September 30, 2000, we had an accumulated deficit of $43.2 million. We had net losses of $8.6 million and $4.0 million for the three months ended September 30, 2000 and 1999, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2000 was $24.7 million, before deducting a deemed dividend of $22.4 million relating to a beneficial conversion feature of our preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities and from general and administrative costs associated with our operations. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our gene function database products, DeltaSelect and our gene trap program. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development and general legal activities. In connection with the development and expansion of our gene function database products, DeltaSelect and our gene trap program, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years. We had DeltaSelect agreements as of September 30, 2000 with the following companies: Glaxo Wellcome, Merck & Co., Pfizer, Inc., Roche Biosciences and Schering-Plough Research Institute. Under these agreements, we create knockout mice and perform phenotypic analysis of these mice when requested by our customers. A customer compensates us based on milestones reached in the creation and analysis of each knockout mouse it requests.

         Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For database agreements, revenue is recognized on a straight-line basis over the term in which services are to be provided. Other contracts specify milestones to be met and the payments associated with meeting each milestone. Revenue for these contracts is recognized upon completion of the milestone. The amount of revenue recognized upon completion of each milestone is such that the earned revenue, as a percentage of total anticipated revenue, approximates the costs incurred in achieving the related milestone, as a percentage of the total anticipated costs. Where the contract does not specify milestones and payment is upon completion of the contract, revenue is recognized based on the percentage-of-completion method of accounting. Contract billings in excess of revenue earned are reflected in deferred revenue.

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

         During the three months ended September 30, 2000 and 1999, we recorded unearned stock compensation of approximately $1.5 million and $3.2 million, respectively. We recorded unearned stock compensation of $13.2 million and $5.6 million for the nine months ended September 30, 2000 and 1999, respectively. These amounts are being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years. During the three months ended September 30, 2000 and 1999, we recorded amortization of unearned compensation of $2.9 million and $826,000, respectively. We recorded amortization of unearned compensation of $9.0 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively.

         We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock which have a direct impact on the value of options and warrants held by non-employees.


RESULTS OF OPERATIONS

          Contract revenue decreased by $38,000 to $206,000 for the three months ended September 30, 2000 from $244,000 in the comparable period of 1999. Contract revenues for the nine months ended September 30, 2000 and 1999 were $760,000 and $922,000, respectively. The decrease in third quarter revenue was related entirely to revenue associated with agreements for the development and analysis of knockout mice. In the third quarter of 2000 and 1999, all of our revenue came from contracts with Merck, Pfizer, Roche, Schering-Plough and Tularik. Our contract with Schering-Plough produced no revenue in 1999. Our Tularik agreement expired in February 2000.

         Research and development expenses increased by $3.6 million to $7.0 million for the three months ended September 30, 2000 from $3.4 million in the comparable period of 1999. Research and development expenses for the nine months ended September 30, 2000 and 1999 were $19.5 million and $8.1 million, respectively. The increase in third quarter research and development expenses was attributable to continued expansion of research and development activities, including increased personnel and laboratory supply costs to support development of our gene function database products and our DeltaSelect and gene trap programs and higher depreciation and amortization and facilities expenses related to the addition of a second facility in July 1999. The amortization of unearned stock compensation represents $1.1 million of the increase in research and development expenses in the three months ended September 30, 2000 and $4.1 million of the increase in the nine months ended September 30, 2000.

         General and administrative expenses increased by $2.0 million to $2.8 million during the three months ended June 30, 2000 from $764,000 for the comparable period of 1999. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were $7.3 million and $1.6 million, respectively. The increase in the third quarter related to compensation for business development, finance and administrative personnel and legal and business consulting fees. The amortization of unearned stock compensation contributed to $1.1 million of the increase in general and administrative expenses in the three months ended September 30, 2000 and $3.5 million of the increase in the nine months ended September 30, 2000.

         Interest income (expense), net, increased to $1.0 million in the three months ended September 30, 2000 from $(25,000) for the comparable period of 1999. Interest income (expense), net, for the nine months ended September 30, 2000 and 1999 was $1.2 million and $59,000, respectively. This increase resulted from increasing cash and investment balances as a result of additional private equity financing and the completion of an initial public offering during 2000. Interest expense was $190,000 in the third quarter of 2000, as compared to $79,000 in the third quarter of 1999. This increase resulted from higher average debt balances in 2000.

         A dividend relating to a beneficial conversion feature of our preferred stock of $22.4 million was recorded in the quarter ended March 31, 2000. This arose due to the issuance of 7,198,709 shares of Series C redeemable convertible preferred stock in January 2000, for net proceeds of $22.4 million.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through the sale of stock and contract payments to us under our DeltaSelect agreements, as well as, and equipment financing arrangements. As of September 30, 2000, we had received net proceeds of $147.7 million from issuances of stock and $2.9 million in cash payments from our agreements for the development and analysis of knockout mice

         As of September 30, 2000, we had $116.3 million in cash and cash equivalents, as compared with $848,000 as of December 31, 1999. We used $16.2 million for operating activities during the first nine months of 2000. This consisted of the net loss for the period of $24.7 million offset in part by non-cash charges of $1.0 million related to depreciation and amortization expenses and $9.0 million related to the amortization of unearned stock compensation. We used $3.7 million for capital expenditures during the first nine months of 2000. We received $135.4 million from financing activities during the first nine months of 2000, which consisted of $133.1 million raised from the issuance of stock and net loan proceeds of $2.9 million partially offset by loan repayments of $642,000.

         On August 2, 2000, our Registration Statement on Form S-1 (File No. 333-34668) was declared effective by the Securities and Exchange Commission. The IPO Registration Statement registered a total of 7,000,000 shares of common stock, all of which were issued and sold by us upon the termination of the offering in August 2000. The shares were sold at an aggregate offering price of $105 million, with net proceeds of approximately $95.9 million after underwriting fees of approximately $7.4 million and other offering expenses of approximately $1.7 million.

         On August 30, 2000, the underwriters' exercised their over-allotment for the purchase of approximately 1,025,000 shares. The shares were sold at an aggregate offering price of $15.4 million, with net proceeds of approximately $14.3 million after underwriting fees of approximately $1.1 million and other offering expenses.

         Our capital requirements depend on numerous factors, including our ability to obtain gene function database subscriptions and DeltaSelect agreements, the amount and timing of payments under these subscriptions and agreements, the level and timing of our research and development expenditures, market acceptance of our product, the resources we devote to developing and supporting our products and other factors, many of which are outside of our control. We expect to devote substantial capital resources to continue and expand our research and development efforts, to expand our sales and marketing organization and for other general corporate activities. We believe that our current cash balances, together with the revenues we believe will be derived from subscriptions to our gene function database and collaborative research agreements, will be sufficient to fund our operations through 2001. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements or we make acquisitions or other investments, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility. The rights of any debt or preferred stockholders will be senior to those of our common stockholders.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Therefore, no quantitative tabular disclosure is included in this report.

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

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44) "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Practice Board Opinion No. 25 (APB No. 25). This interpretation clarifies the definition of employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN No. 44 did not have a material effect on the financial statements.

RISK FACTORS

WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY, WHICH IN TURN MAY HARM OUR FUTURE OPERATING PERFORMANCE AND MAY CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE

         We have had net losses every year since our inception in 1997 and, as of September 30, 2000, had an accumulated deficit of $43.2 million. We had net losses of $24.7 million and $8.7 million during the nine months ended September 30, 2000 and 1999, respectively. The net loss for the nine months ended September 30, 2000 was calculated before a deemed dividend related to the beneficial conversion of our preferred stock of $22.4 million. Because we anticipate significant additional expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

WE HAVE AN UNPROVEN BUSINESS STRATEGY, AND OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT

         We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have one subscriber for our gene function database. We have generated only limited revenues from customers for the development and analysis of knockout mice, amounting to approximately $1.2 million and $381,000 for the fiscal years ended 1999 and 1998, respectively. For the nine months ended September 30, 2000 and 1999, we recognized revenues of $760,000 and $922,000, respectively. We recognized no revenue in 1997. Our success will depend upon, among other things, our ability to enter into licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Moreover, we have no experience selling our data, and we have never provided a gene database before. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our gene trap and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

WE CURRENTLY HAVE ONLY FIVE CUSTOMERS AND WILL NOT SUCCEED UNLESS WE CAN ATTRACT MANY MORE CUSTOMERS

         We currently have only one subscriber to our DeltaBase gene function database, and we have only five customers for our DeltaSelect knockout program. We expect to enter into only a limited number of future DeltaSelect agreements. To succeed we must attract customers for our database and other programs. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues. In 1999, Pfizer accounted for 64% of our revenues and two of our other current customers each accounted for greater than 10% of our revenues. Our current customers are Merck, Pfizer, Roche Biosciences, Schering-Plough and Glaxo Wellcome. An agreement with Tularik expired in February 2000 and our agreements with Roche and Pfizer expire in November and December 2000, respectively. In the first nine months of 2000, Schering-Plough accounted for 33% of our revenues and three other customers accounted for the remaining 21%, 20% and 15%, respectively.

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

         Our database has not been tested by customers, and it may not perform adequately or provide information in a manner that is useful for our customers. If our database is not acceptable to our prospective customers, it may not generate revenues and our business and financial condition will be materially harmed.

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

         A number of companies, institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, gene function determination and other gene-related service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do and have been conducting research longer than we have. In particular, a significant portion of this research is being conducted by private companies and under the international Human Genome Project, a multi-billion dollar program funded, in part, by the U.S. government, which completed and released its initial rough draft of the human genome in June of this year. Furthermore, other entities have and will continue to discover and establish a patent position in genes or gene sequences that we may wish to study. Significant competition also arises from entities using standard target identification approaches, traditional knockout mouse technology and other functional genomics technologies. These competitors may have intellectual property rights in functional or other data which are superior to our rights. These competitors may also develop products earlier than we do, obtain regulatory approvals faster than we can and invent products and techniques that are more effective than ours. Furthermore, other methods for conducting functional genomics research may ultimately prove more advanced, in some or all respects, to the use of knockout mice. In addition, technologies more advanced than or superior to our gene trap technology and gene function identification technology may be developed, thereby rendering our gene trap and gene function identification technologies obsolete. As we expand our range of products and services, such as our gene trap program, we will compete with additional companies, some of which may be our customers at that time or our potential customers.

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

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS COULD BE ADVERSELY
AFFECTED

         We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program. As of December 31, 1999, we had 113 full-time employees, and as of September 30, 2000, we had 177 full-time employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

         Our products and services may not produce revenues that, together with our existing cash and other resources, are adequate to meet our cash needs. Initially, we plan to fund our operations with proceeds from our initial public offering, and we may in the future seek to raise additional funds from the sale of stock or from debt financing. Our cash requirements depend on numerous factors, including:

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

         In 1998, Lexicon Genetics Incorporated, one of our competitors, informed us that it was a coexclusive licensee under a patent covering certain isogenic DNA technology that may be used to modify the genome of a target cell. On May 24, 2000, Lexicon filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we have infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. Our response seeks a judgment declaring the patent invalid and that we have not infringed and are not infringing the patent. We intend to defend the action vigorously.

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

         In addition, on October 13, 2000, Lexicon filed a lawsuit against the Company in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that the Company is infringing United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992, under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The compliant seeks a judgment that the Company infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled.

         The Company believes that the methods employed by the Company do not infringe these patents. However, if Lexicon prevails in any such lawsuit, the Company would be prevented from using its current methods unless it obtained a license. The Company may be unable to obtain a license on favorable terms or at all, or it may choose not to seek a license. In that event, the Company believes that it can employ and use alternative methods, with which it has experience and which it believes are as effective as its current methods. Developing a gene function database using these alternative methods would involve significant time and costs. An adverse determination of any lawsuit with Lexicon involving these patents could also significantly affect the development and marketing of its existing gene function database and DeltaSelect programs. The Company expects that, during the period prior to development of a comparable gene function database using these alternative methods, it would experience a significant disruption in its ability to generate revenue. If Lexicon prevails in any lawsuit involving these patents, the Company could also incur significant financial liabilities that could materially affect its business and operating results.

         At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted.

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

         The Animal Welfare Act, or AWA, is the federal law that currently covers animals in laboratories. It applies to institutions or facilities using any regulated live animals for research, testing, teaching or experimentation, including diagnostic laboratories and private companies in the pharmaceutical and biotechnology industries. The AWA currently does not cover rats, mice or birds. However, the United States Department of Agriculture, which enforces the AWA, has been sued on this matter and recently agreed, as part of the settlement of this lawsuit, to begin the process of changing the regulations issued under the AWA to include rats, mice and birds within its coverage. Congress subsequently prohibited, for the next fiscal year ending September 30, 2001, the expenditure of any money for the purpose of changing the regulations with respect to including rats, mice and birds.

         Currently, the AWA imposes a wide variety of specific regulations which govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. We cannot assure you that the USDA will not in the future include rats, mice and birds in its regulations and that we will not become subject to registration, inspections and reporting requirements. Compliance with the AWA could be expensive, and current or future regulations could impair our research and production efforts.

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

THE FUTURE SALE OF COMMON STOCK COULD NEGATIVELY AFFECT OUR STOCK PRICE

         After the close of our public offering on August 8, 2000 we had approximately 28,804,437 shares of common stock outstanding, and approximately 29,829,437 shares when the underwriters' exercised their over-allotment for approximately 1,025,000 shares. The 8,025,000 shares sold in the offering are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. The remaining 21,804,437 shares of common stock outstanding will be available for sale in the public market 180 days after the effective date of the registration statement, subject in some cases to volume and other limitations.

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

         Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 67.6% of our common stock following our public offering. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

PART II.  OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS

     In 1998, Lexicon Genetics Incorporated, one of our competitors, informed us that it was a coexclusive licensee under a patent covering certain isogenic DNA technology that may be used to modify the genome of a target cell. On May 24, 2000, Lexicon filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we have infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. Our response seeks a judgment declaring the patent invalid and that we have not infringed and are not infringing the patent. We intend to defend the action vigorously.

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

         In addition, on October 13, 2000, Lexicon filed a lawsuit against the Company in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that the Company is infringing United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992, under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The compliant seeks a judgment that the Company infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled.

         The Company believes that the methods employed by the Company do not infringe these patents. However, if Lexicon prevails in any such lawsuit, the Company would be prevented from using its current methods unless it obtained a license. The Company may be unable to obtain a license on favorable terms or at all, or it may choose not to seek a license. In that event, the Company believes that it can employ and use alternative methods, with which it has experience and which it believes are as effective as its current methods. Developing a gene function database using these alternative methods would involve significant time and costs. An adverse determination of any lawsuit with Lexicon involving these patents could also significantly affect the development and marketing of its existing gene function database and DeltaSelect programs. The Company expects that, during the period prior to development of a comparable gene function database using these alternative methods, it would experience a significant disruption in its ability to generate revenue. If Lexicon prevails in any lawsuit involving these patents, the Company could also incur significant financial liabilities that could materially affect its business and operating results.

         At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted.


ITEM 2. - CHANGES IN SECURITIES

      a) Not applicable.

      b) Not applicable.

      c) On various dates from July 1, 2000 through September 30, 2000, the Company issued 41,036 shares of its common stock to various officers, employees and consultants pursuant to the exercise of warrants or options granted under its 1998 Stock Plan. The exercise price per share ranged from $0.31 to $13. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, in issuing these shares.

      d) On August 2, 2000, our Registration Statement on Form S-1 (File No. 333-34668), the IPO Registration Statement, was declared effective by the Securities and Exchange Commission. The IPO Registration Statement registered a total of 7,000,000 shares of common stock all of which were issued and sold by us. The offering was led by a group consisting of Salomon Smith Barney Inc., FleetBoston Robertson Stephens, Inc. and U.S. Bancorp Piper Jaffray Inc. The offering commenced on August 3, 2000 and was closed on August 8, 2000. The shares sold by us were sold at an aggregate offering price of $105 million, netting proceeds of approximately $95.9 million to us after underwriting fees of approximately $7.4 million and other offering expenses of approximately $1.7 million. None of these fees and expenses were paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

      e) On August 30, 2000 the underwriters' exercised their over-allotment for the purchase of approximately 1,025,000 shares. The shares sold by us were sold at an aggregate offering price of $15.4 million, netting proceeds of approximately $14.3 million to us after underwriting fees of approximately $1.1 million and other offering expenses. None of these fees and expenses were paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

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

ITEM 5. - OTHER INFORMATION

         Not applicable.


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     27.1  Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                 DELTAGEN, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 DELTAGEN, INC.






Date:
     -------------------------------     ---------------------------------------
                                         William Matthews, Ph.D.
                                         President and Chief Executive Officer




Date:
     -------------------------------     ---------------------------------------
                                         Richard H. Hawkins
                                         Chief Financial Officer