Form 10-Q/A
period 2000-09-30
DELTAGEN INC
filed 2000-11-20
CIK 1034072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-Q/A

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




                                 DELTAGEN, INC.






Date: 11/13/2000                         /s/ William Matthews, Ph.D.
     -------------------------------     ---------------------------------------
                                         William Matthews, Ph.D.
                                         President and Chief Executive Officer




Date: 11/13/2000                         /s/ Richard H. Hawkins
     -------------------------------     ---------------------------------------
                                         Richard H. Hawkins
                                         Chief Financial Officer