Form 10-K
period 2000-12-31
DELTAGEN INC
filed 2001-04-02
CIK 1034072

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 000-31147

DELTAGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3260659 (IRS Employer Identification Number)

1003 Hamilton Avenue, Menlo Park, California 94025
(Address of principal executive offices) (Zip Code)
Telephone Number: (650) 752-0200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock $0.001 Par Value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 1, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $75,147,765 .

    At March 19, 2001, the number of shares outstanding of registrant's Common Stock was 29,758,332.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders to be held on April 26, 2001, are incorporated by reference into Part III of this Form 10-K where indicated.

Deltagen, Inc.
Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2000

PART I

Item 1. Business

Overview

    Deltagen is a leading provider of genomics based information, products and programs that are used to discover drug targets and drug candidates and to accelerate pharmaceutical and biotechnology drug and product development. We research, develop and use technologies that build upon our technology platforms to discover the function, role, usefulness and disease relevance of mammalian genes and secreted proteins in drug discovery and development. Our technology enables us to select and target genes we believe to be relevant to disease and delete, or "knockout," these genes in mice. We then use an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode. We believe that our technology allows us to knockout genes in mice and to make discoveries on the mammalian function, role, usefulness and disease relevance of genes and secreted proteins in drug discovery faster and on a larger scale than has been previously possible.

    We are implementing a strategy to integrate our:

  •
  data and information generated from our knockout animal models;

  •
  mammalian gene function and secreted protein discoveries;

  •
  commercialization of the intellectual property we generate on the use of mammalian genes and secreted proteins in drug development through alliances and collaborations with others and our own internal products and programs;

  •
  generation of information, products and services for pharmaceutical and biotechnology drug discovery efforts; and

  •
  development and expansion of our own products and programs in collaboration with other companies and through our own internal programs.

    We have established collaborations and relationships with major pharmaceutical and biotechnology companies worldwide to accelerate the discovery of and to commercialize therapeutic and diagnostic products to improve human and animal health. These companies include GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc. and Schering-Plough Research Institute.

    We believe that our ability to determine gene function, to develop products and to identify potential drug candidates results from our leveraging of our powerful technology platforms. Our genomics technologies, processes and information systems are fully integrated with one another and rapidly generate information on the function and relationships between genes and the proteins these genes encode and the usefulness of genes as new drug targets and proteins as new drug candidates. We have used these systems to establish our products and programs that include our:

  •
  large scale program to generate mammalian gene knockout animals and to discover gene function;

  •
  DeltaBase™ portfolio of gene knockout animal models and mammalian gene function data analysis and management database;

  •
  DeltaXpress™ microarray-based mammalian gene knockout expression data program;

  •
  mammalian gene knockout secreted protein discovery programs, including our Delta-GT™ secreted gene trap program; and

  •
  internal early-stage biopharmaceutical product development programs, including our CD-123 antigen program in-licensed as a potential treatment for Acute Myelogenous Leukemia.

Background

  Overview

    Pharmaceutical and biotechnology companies are continually challenged to develop and market increased numbers of drugs. This challenge has led to increased research and development spending and the development of a new research focus called genomics-based drug discovery. This new research effort involves understanding the relationship between genes and the functions they regulate. An organism's genetic information, or genome, is comprised of deoxyribonucleic acid, or DNA molecules. DNA itself is comprised of four different chemical subunits called nucleotide bases that are strung together in a precise sequence. Encoded within a DNA sequence are discrete sets of instructions, or genes, that collectively serve to regulate our biological processes by producing proteins. Alterations in gene sequence, or mutations, form the basis of many diseases.

    Understanding the critical role that genes play in regulating biological processes and disease has led to efforts to obtain information on all the genes contained within the human genome and the genomes of other organisms. International public and private genomics projects have generated vast amounts of data and identified all the genes within the human genome. The draft of the complete human genome was released in February 2001. The human genome is comprised of approximately three billion nucleotide bases that encode approximately 30,000 to 40,000 genes. Approximately 3,000 to 10,000 of these genes and the proteins these genes encode may have potential as drug targets and drug candidates. Seeking to capitalize upon the opportunity to discover new drug targets, pharmaceutical, biotechnology and genomic companies are rapidly pursuing genomics-based drug discovery programs. We believe that a system that will enable a more rapid commercialization of these newly discovered genes and the proteins these genes encode can be of significant value to drug manufacturers.

    Genomics-based drug discovery generally consists of:

  •
  discovering and identifying DNA sequences that make up the genes within the genome;

  •
  determining the function of the discovered genes so that their role in regulating biological processes and disease can be understood;

  •
  using information on gene function and disease relevance to assess the value of a particular gene or its protein product as a target for drug discovery; and

  •
  in the case of genes that are potential drug targets, utilizing high-volume chemistry and other drug discovery methods to target the relevant gene to produce a commercially viable drug.

    Pharmaceutical, biotechnology and academic researchers have performed the initial task of identifying genes. However, identifying the genes is only the first hurdle of several significant current impediments to genomics-based drug discovery. The next key hurdles are determining gene function, identifying which genes can serve as viable drug targets and which proteins encoded by these genes can serve as viable drug candidates. Determining gene function with respect to a biological process or disease is a complex undertaking that requires extensive and detailed physiological analysis.

  Discovering Gene Function

    The scientific community has attempted to find efficient methods of determining the functions of individual genes for several decades. This process is particularly challenging for the pharmaceutical industry because drug development requires a very precise understanding of potential drug discovery targets. It is important that a pharmaceutical or biotechnology researcher understands all the possible ramifications of targeting a gene or its associated protein with a drug, including any potentially serious side effects of drug administration.

    The drug discovery and development process is an expensive, time consuming and lengthy process. Before a gene can be selected as a candidate for the drug discovery and development process, its complete functional role must be determined as thoroughly as possible. Determining whether a gene is a relevant target for drug discovery is a process termed target validation. Currently, researchers generally use the standard or genetic approaches to drug target discovery and validation described below.

  Standard Approach to Target Discovery and Validation

    The objective of the standard approach to target discovery is to sort through the tens of thousands of gene sequences to find ones that can be analyzed using current techniques for determining in vivo biology, or the function of the gene in a living organism. Under the standard approach, researchers:

  •
  identify a gene sequence;

  •
  isolate and make an operational copy of the gene in order to facilitate physiological analysis of its function;

  •
  find the tissues where the gene is active, or expressed, which may provide clues about the potential functional role of the gene;

  •
  perform cell-based, or in vitro, experiments using potentially relevant cell types to define a potential role for the gene; and

  •
  conduct studies in a living mammal, or in vivo studies, to determine the role of the gene in a whole organism, a key step in providing confirmation of the gene as a validated target for drug discovery.

    The standard approach to target discovery is a time consuming, expensive and multi-staged process in which only a limited number of genes reach the final steps of the validation process. The lack of in vivo data early in this process can lead to the selection of genes based on criteria that do not necessarily or accurately reflect their functions in a living organism. This can lead to significant wasted time, effort and expense in selecting genes that represent valid targets.

  Genetic Approach to Target Discovery and Validation

    Since the function of a gene in an animal can vary widely from its function as determined by in vitro studies, it is preferable to obtain IN VIVO data at an early stage in the drug discovery process. To accomplish this, some pharmaceutical and biotechnology companies have employed a genetic approach that initially uses non-mammalian organisms to determine IN VIVO function. Under the genetic approach, researchers:

  •
  choose a lower organism, such as a fly or worm, based on the compatibility of the organism with the specific organ system or function to be studied;

  •
  create a functional mutation in the lower organism by using chemicals to produce a permanent genetic alteration that is reflected by an observable change in the organism;

  •
  identify the mutated gene responsible for the observed change;

  •
  find the equivalent gene in mammals; and

  •
  conduct IN VIVO studies to determine the role of the gene in a whole organism, a key step in providing confirmation of the gene and the protein encoded by that gene as a validated target or candidate for drug discovery.

    The genetic approach to target discovery is subject to a number of limitations. Under the genetic approach, researchers randomly mutate the genome. This may result in the identification of genes with interesting functions; however, these genes may not become valid drug targets because only certain subsets of genes are amenable to current drug discovery methods. In addition, since lower organisms are far less complex than mammals, they do not have many of the mammalian genes and their corresponding physiological functions. Thus, while lower organisms can provide information on gene function similarity with humans, their ability to provide information concerning how genes control mammalian physiology is limited. As a result, validation typically requires mammalian studies which are traditionally time-consuming and costly.

  Determining Mammalian Gene Function

    During the past decade, the preferred method for determining a gene's function in mammals has been to disrupt, or knockout, the gene in a mouse and to assess the physiological, pathological and behavioral consequences of removing the gene from the animal. The results of this analysis can determine the function and disease relevance of a particular gene and the potential of the gene and the protein encoded by that gene as a drug target or drug candidate.

    Mice and humans are both higher mammals, and their genomes are similar in size and gene content. Therefore, performing knockouts of genes in mice has advantages over studies in non-mammalian organisms for defining the function and disease relevance of human genes. Additionally, mice are one of the few mammals for which approaches to genetic manipulation have been established. Because of the high degree of physiological and genetic similarity between mice and humans, the mouse gene knockout system has the potential to become an effective and widely accepted model for target validation studies.

    A drawback of this model though has been the low-volume, high-cost and commercially unfeasible time-frames for production. Traditional approaches to create mouse knockouts allow a research team to create only a limited number of knockouts per year. As a result, mouse knockouts have been used as the last step of the target validation process, if at all.

    Despite the time-frame and labor intensive nature of the process, the academic scientific community has adopted the mouse knockout as a model for gene function studies. Information from these studies is often publicly available. However, this information is often fragmentary, difficult to obtain and is selectively and non-uniformly reported. In addition, when such information is available, it can be difficult to cross-reference or compare using standardized medical/scientific vocabulary or to compare with pre-existing models of disease.

    Collectively, these limitations have made mouse knockouts difficult to use as a first-line drug discovery tool despite their utility in determining gene function.

Our Solution

    We have developed a fully integrated target validation system that provides gene function information based on mouse knockouts at early stages of drug target discovery. Our solution moves directly from gene identification to determination of gene function in a mammalian organism on a commercially viable scale.

    We utilize proprietary molecular biology systems to more efficiently knockout genes in mice on a large scale and conduct a detailed analysis of the resulting physiological, pathological and behavioral effects in these mice. As a result, we assess the function of the gene in a mammal that is closely related genetically and physiologically to humans.

    We believe our technology platform and approach offers significant advantages over the standard and genetic approaches, including:

  •
  RAPIDLY GENERATING INTELLECTUAL PROPERTY ON THE IN VIVO MAMMALIAN FUNCTIONAL ROLE OF GENES AND SECRETED PROTEINS. We are pursuing intellectual property protection for our gene function discoveries and under certain of our programs, plan to grant our customers the right to use our intellectual property. Although we have filed almost 200 applications with the United States Patent and Trademark Office, we do not currently hold any issued patents.

  •
  INCREASING THE SCALE AND SPEED OF GENERATING MAMMALIAN GENE FUNCTION INFORMATION, DELIVERING VALIDATED GENE TARGETS AND DISCOVERING POTENTIAL SECRETED PROTEIN DRUG CANDIDATES. Based on our current knockout rates, we expect to be able to target, analyze and deliver detailed in vivo gene function information on approximately 250 to 300 different genes per year. We additionally expect to target and analyze approximately 100 to 150 secreted protein gene knockouts per year. This is a significant improvement over traditional approaches that produced an estimate of over 700 total worldwide reported mouse knockouts between 1991 and 1997. Our proprietary high-throughput gene knockout and analysis system can be scaled-up to greater capacity if we determine additional production is required.

  •
  REDUCING THE COST OF DETERMINING GENE FUNCTION, PROVIDING VALIDATED GENE TARGETS AND IDENTIFYING POTENTIAL SECRETED PROTEIN DRUG CANDIDATES. By providing a fully integrated target validation system as opposed to a multi-tier process, we believe we can reduce the number of steps and costs associated with the target validation process and the number of parties to whom royalties must be paid. Through our DeltaBase™ database product, we provide our subscribers with information on gene function and the target potential of genes earlier in the drug discovery process than under the standard or genetic approaches. We believe that early access to IN VIVO data allows selection of appropriate drug targets, increases efficiency and reduces costs by allowing our subscribers to focus on genes with high potential for successful drug development. This information may allow our subscribers to eliminate non-viable targets from potential development earlier in the discovery process. Our fully integrated target validation system may also increase the efficiency and reduce the costs associated with our discovery of potential secreted protein drug candidates in our collaborative and our own internal secreted protein programs.

  •
  PRE-SELECTING COMMERCIALLY RELEVANT MAMMALIAN GENE TARGETS. We have focused our target validation efforts on gene families that we believe have the greatest potential for drug development. Worldwide genome sequencing efforts have identified many new members of the gene families currently targeted by the pharmaceutical and biotechnology industry, including approximately 1,700 members that we have initially selected that may have relevance to disease and are potential targets of drug discovery efforts.

  •
  PROVIDING ACCESS TO KNOCKOUT MAMMALIAN ANIMAL MODELS. The preclinical testing, or animal testing, of drugs has often been impeded by the lack of animal models that can represent the human disease condition. We believe our fully integrated target validation system can produce and deliver relevant knockout mouse models to the pharmaceutical and biotechnology industries. These knockout mouse models can be used for further research and development relating to gene function and disease analysis.

  •
  ALLOWING OUR CUSTOMERS TO STORE, ACCESS, MANIPULATE AND ANALYZE GENE FUNCTION INFORMATION THAT WE GENERATE. We have developed a proprietary information technology infrastructure for the delivery, maintenance and use of the data we produce. Each year under our DeltaBase program alone, we expect to generate over five million individual measurements of physiological, biochemical and behavioral observations, or data points, relating to gene function in mammalian systems. We organize and will deliver our data in a manner that we believe will provide simple and rapid accessibility. Additionally, our data is compatible with standard computing tools used by the pharmaceutical and biotechnology industries.

    In addition to our DeltaBase™ gene function database program, we have our own internal and collaborative programs to discover novel, commercially relevant secreted proteins. Secreted proteins are proteins that play an important role in the formation, regulation, growth and maintenance of multi- cellular organisms. Examples of well-known secreted proteins discovered by other companies include insulin, human growth hormone and erythropoeitin, or EPO. Using our powerful technology platform along with our other proprietary technologies, we have developed a program that identifies and defines the mammalian IN VIVO function of mammalian secreted proteins. Specifically, we have proven genetic technologies that allow us to more rapidly identify and knockout secreted proteins in mice. We believe that our secreted protein discovery programs provide a foundation for developing and commercializing proprietary therapeutic protein products.

Our Strategy

    Our goal is to be the leading provider of data on the function, role and disease relevance of mammalian genes to the pharmaceutical and biotechnology industries. We believe our data will improve the speed, efficiency and effectiveness of drug discovery. Additionally, we intend to use our powerful technology platform along with our other proprietary technologies to discover novel therapeutic secreted proteins to provide a pipeline of potentially new biotechnology drug candidates for collaborative programs or our own internal development, or in alliance with strategic partners, we may also choose to in-license potential secreted protein targets. As we have a limited operating history and an unproven business strategy, we cannot assure you that we will succeed in achieving our goal. The key elements of our strategy include:

  •
  BECOMING THE MOST COMPREHENSIVE SOURCE OF MAMMALIAN INFORMATION ON GENE FUNCTION AND TARGET VALIDATION. We intend to expand our current technology platform and develop new programs and systems to increase the scale, scope and depth of our ability to determine mammalian gene function. We believe that we can continue to discover and deliver information that is relevant to the drug discovery process.

  •
  PURSUING THE DISCOVERY AND EARLY-STAGE DEVELOPMENT OF POTENTIAL SECRETED PROTEIN DRUG CANDIDATES FOUND THROUGH OUR SECRETED PROTEIN PROGRAM. We plan to continue the development of our secreted protein discovery program in order to provide a pipeline of secreted proteins to serve as potential drug discovery candidates. Currently, we plan to target, knockout and analyze approximately 500 secreted protein genes in knockout animal models to discover, identify and assess the function of these secreted proteins. We intend to pursue development of selected opportunities that arise from this program and in-licensing opportunities. This development may be internal or in collaboration with other pharmaceutical and biotechnology companies.

  •
  FOCUSING ON THE COMMERCIAL NEEDS OF OUR CUSTOMERS. We plan to deliver valuable gene function information to our customers and allow them to concentrate on the drug discovery process downstream of target validation. By focusing our research process on target validation and obtaining functional information, we believe we provide our customers meaningful time and cost savings in their drug discovery efforts.

  •
  CONTINUING TO PURSUE INTELLECTUAL PROPERTY RIGHTS. We are employing an intellectual property strategy to secure patent, trademark and copyright protection for what we believe to be our commercially relevant inventions, products, and methods. Under certain programs and collaborations, we intend to offer our customers access to certain of our intellectual property rights. Although we have filed over 200 applications with the United States Patent and Trademark Office, we do not hold any issued patents. We believe that if we are able to secure patent rights around gene function and functional utility associated with the commercialization of genes, secreted proteins and our animal models as drug targets, we may be able to generate licensing and other revenues associated with such rights.

  •
  CONTINUING OUR EARLY-STAGE BIOPHARMACEUTICAL PRODUCT DEVELOPMENT PROGRAMS. We recently in-licensed from the University of Kentucky, rights to research, develop and commercialize methods and compounds targeting CD123, a unique marker for certain types of leukemic stem cells, as a potential treatment of Acute Myelogenous Leukemia (AML). We plan to continue our early-stage evaluation and development of this potential approach for the treatment of AML and expect to continue advancing this program through collaborative or other efforts.

  •
  ACQUIRING TECHNOLOGIES TO MEET THE CONTINUING TARGET VALIDATION NEEDS OF CUSTOMERS. We intend to acquire and license additional products and programs, if we determine that these products or programs complement our existing target validation technologies or augment our existing information technology platforms.

Our Products and Programs

    We have developed and plan to continue to develop technologies, products and programs that determine the function and disease relevance of genes in mammalian organisms. We have developed and are expanding the following products and programs:

  DeltaBase™

  Overview

    DeltaBase is our database that provides information, based on knockout mouse studies, on gene function and validated gene targets for drug discovery. We created DeltaBase to be marketed to the pharmaceutical and biotechnology industries to help define the role that genes play in biological processes and disease. We believe that DeltaBase is a valuable resource for mammalian gene function information and validated targets.

    At our current rate of production, we expect to provide gene function and target validation information through DeltaBase, on approximately 250 different mammalian genes per year. We select genes for DeltaBase based upon what we believe to be their potential to become useful drug targets. We generate information on these genes by comprehensively analyzing knockout mice generated through our proprietary, gene knockout methods. Each knockout mouse undergoes a standardized, detailed and extensive analysis in order to determine the function and role that a particular gene plays in the mouse and that gene's suitability as a drug target. We currently intend that DeltaBase will deliver a total of approximately five million individual, IN VIVO function, data points per year. We believe that the body of gene function information delivered under DeltaBase provides an advantage to the drug discovery efforts of pharmaceutical and biotechnology companies by reducing the time required for target validation.

    In addition to accessing target validation data, DeltaBase subscribers will have access to the knockout mice used to generate this data. Access to these animals will allow DeltaBase subscribers to more rapidly pursue specific areas of interest. We believe this will be attractive to smaller pharmaceutical companies who lack the necessary infrastructure for wide-scale target validation programs.

  DeltaBase Technologies

    We designed DeltaBase to provide our subscribers with the ability to compare resulting phenotypic and gene function data across hundreds of different mammalian genes from different gene families selected for their potential commercial relevance to drug discovery. In order to generate, analyze, store, manipulate and deliver such large volumes of data and information, we have developed proprietary, high-volume, assembly-line methods to:

  •
  RAPIDLY AND EFFICIENTLY GENERATE LARGE NUMBERS OF KNOCKOUT MICE ANIMAL MODELS. We utilize proprietary molecular biology systems to more efficiently knockout genes in mice on a large scale. We are able to move directly from a small amount of gene sequence information straight to the production of knockout mice and the determination of gene function and validated targets. Each stage of our knockout generation process has been scaled-up for high-throughput production to generate and analyze approximately 250 gene knockout animal models per year for our Deltabase program, which we believe is a significant improvement over historical, relatively limited industry production. This system can be readily scaled up to even greater capacity if we determine additional production is required.

  •
  SELECT MAMMALIAN GENES AND GENE FAMILIES TO IDENTIFY VALIDATED DRUG TARGETS. In selecting the gene families for DeltaBase, we targeted those that have demonstrated their value as drug development targets, have led to the commercialization of successfully marketed drugs and present potential additional drug development targets. The current gene families represented in DeltaBase include the G-protein coupled receptors, ion channels and proteases. As part of the gene target selection process, we utilize information technology, statistical analysis and biological information systems to extract and analyze publicly available data on the human genome to search for additional genes and gene families with potential commercial relevance to drug discovery efforts. This application of statistical and mathematical models to genetics is known as bioinformatics. To date, our bioinformatics program has focused on an initial pipeline of approximately 1,700 potential targets for development under DeltaBase that we believe may be of interest to prospective pharmaceutical and biotechnology subscribers.

  •
  EXTENSIVELY ANALYZE THE KNOCKOUT MICE GENERATED. We have developed and employ large-scale assembly-line analysis programs that provide detailed physiological, pathological and behavioral data. This analysis is performed on all tissues and organ systems within the mouse. Moreover, this analysis of the entire organism may provide information on possible side effects and toxicology profiles associated with each gene and its function. We are in the process of developing detailed analytical programs in areas such as the central nervous system, cardiovascular system, infectious disease, inflammation and the immune system. We believe that the DeltaBase knockout mice can serve as efficient vehicles for the generation of additional complementary information and data on gene function.

  •
  ACCURATELY AND EFFICIENTLY CAPTURE, STORE, MANIPULATE AND DELIVER APPROXIMATELY FIVE MILLION INDIVIDUAL DATA POINTS PER YEAR GENERATED FROM THE ANALYSES OF KNOCKOUT MICE. DeltaBase subscribers will have the ability to access, utilize and perform multifaceted analysis on the gene function data and information contained in DeltaBase. In addition, our proprietary information technology allows our customers to perform searches of the gene function analyses contained in DeltaBase, obtain detailed scientific and pathology summaries of gene function findings and submit inquiries and questions to DeltaBase through a medical/scientific vocabulary search engine containing approximately over one million terms. To meet the needs of DeltaBase subscribers, the data and information is readily exportable and can be manipulated by information technology tools and other databases widely employed in the pharmaceutical and biotechnology industries.

  Marketing and Customer Agreements

    The Company has DeltaBase agreements with both GlaxoSmithKline plc and Pfizer Inc. Each of these agreements provides for payments aggregating $15 million over three years. Under the DeltaBase agreements, GlaxoSmithKline and Pfizer have the right to access DeltaBase information on gene function and validated gene targets based upon knockout mouse studies. The DeltaBase agreements also grant certain non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. In addition, we may receive additional fees for access to our intellectual property rights. We do not expect the additional licensing fees payable under these agreements to be material. We could also receive additional payments based upon the achievement of designated milestones. We cannot assure you that we will receive any milestone payments since payments are entirely dependent upon the research, development and commercialization of products by GlaxoSmithKline and Pfizer. GlaxoSmithKline may terminate our agreement for any reason within the first three months after the one-year anniversary of the effective date upon payment of a specified termination fee.

  DeltaSelect™

  Overview

    DeltaSelect is our custom gene knockout program that uses our powerful platform technology employed in our DeltaBase database program. Our DeltaSelect program is different, however, because our customers select and identify to us the particular genes that they wish to have knocked out in mice. We provide customers with access to our gene knockout technologies and the resulting knockout mice, data and information generated under each DeltaSelect program. We believe that this program has provided validation of our proprietary platform technology and promoted interest in DeltaBase. We anticipate that revenues from DeltaSelect will continue to become less significant and that DeltaSelect will be utilized under limited circumstances to develop new technologies, product offerings and programs in collaboration with pharmaceutical companies.

    We have produced customized knockout mice at the direction of our customers for a limited number of pharmaceutical companies. Currently, we are undertaking DeltaSelect knockout programs under agreements with GlaxoSmithKline, Merck & Co., Inc. and Schering-Plough Research Institute.

  DeltaSelect Technology

    In addition to the proprietary platform technology developed by us, we are currently employing and developing employing additional technologies that can be used to create conditional knockout mice. Conditional knockout mice are mice where the gene of interest is removed under unique conditions in a specific tissue or cell type at selected and controlled times. We are currently developing conditional knockout systems for our DeltaSelect program using CRE/LOX and FLP/FRT recombinase technologies.

  Secreted Protein and Biopharmaceutical Program

  Overview

    Secreted proteins represent proteins that are synthesized for export from the cell or to the surface membrane of the cell where they play a role in the communication between cells. These communication roles are essential for the formation, regulation, growth and maintenance of multi-cellular organisms. Currently, secreted proteins constitute the majority of successful targets for drug discovery. Examples of well-known secreted proteins discovered by other companies include insulin, human growth hormone and erythropoeitin, or EPO.

    The goal of our secreted protein program is to provide a potential pipeline of validated new biotechnology drug candidates either for internal development or development in alliance with strategic partners. We first identify new therapeutic proteins that have the potential to become drugs. This is through our targeted genomics and proprietary bioinformatics technologies, our proprietary gene trap technologies licensed from the University of Edinburgh or in alliance with strategic partners. Once a target is identified, we determine the function of the secreted protein through our proprietary knockout platform technologies and phenotypic analysis programs. The resulting secreted protein discoveries have the potential to become candidates for further drug development. In addition, we also plan to acquire rights to additional potential secreted protein drug candidates through collaborations or alliances with others.

  Gene Trap Technology

    We are an exclusive worldwide licensee of a secreted protein gene trap from the University of Edinburgh that identifies genes that code for secreted proteins and simultaneously enables the production of knockout mice to determine the in vivo function of these genes. This secreted protein gene trap technology will work in all cell types. However, when the system is employed in mouse ES cells, the resultant ES cells containing the gene deletion can be used to more rapidly generate knockout mice.

    We believe that the benefits of this proprietary technology are its ability to:

  •
  identify rarely turned on, or expressed, genes;

  •
  move directly to IN VIVO analysis in the mouse eliminating the need for cell-based experiments that require protein or antibody production to define function;

  •
  directly define the role of cell surface receptors and function in all cell types; and

  •
  identify key secreted proteins in a variety of physiological conditions.

  CD 123 Antigen

    In November 2000, we entered into an exclusive worldwide license agreement with the University of Kentucky to research, develop and commercialize methods and compounds targeting CD123, a unique marker for certain types of leukemic stem cells. CD123 was recently discovered to be a unique marker for human acute myelogenous leukemia stem cells. Recent studies suggest that the population of malignant cells found in AML arises from a rare population of these leukemic stem cells that express the CD123 protein at high levels. We believe that using CD123 as the target, it may be possible to design a new drug or antibody that will selectively kill only leukemic stem cells. We plan to continue our early-stage evaluation and development of this potential approach for the treatment of AML and expect to continue advancing this program through collaborative or other efforts. It is our current plan to initiate pre-clinical development of a CD123 antibody for the treatment of AML.

DeltaXpress™

    We currently have under development a new database product for gene expression analysis. If we are successful in developing and making this product commercially available, we anticipate that we would offer customers subscription agreements for the non-exclusive use of this database.

    We have entered into an agreement with Affymetrix, Inc. for the supply of products for gene expression analysis. Our agreement with Affymetrix is only the first of many steps necessary to create this potential additional product.

    These products allow for determination of the level of activity of particular genes in a particular tissue, or gene expression. The activity of a gene or a set of genes can differ based upon the physiological state within an organism. For example, the presence or absence of certain genes from a set of genes that interact with each other can cause the activity level of the other genes in that set to increase or decrease. This gives clues as to the functional roles and interactions of these genes.

    Analysis of gene knockout mice in our gene function database provides detailed functional information on the role of individual genes. However, this information can be expanded to encompass the potential functional role of many additional genes by using expression analysis of tissues from the knockout mice. In knockout mice, the deletion of a gene creates a situation wherein the animal attempts to compensate for the loss of the particular gene and therefore activates or suppresses the expression of functionally related genes. We believe that these systematic gene expression analysis studies of our knockout mice may provide a method for assembling functional maps for large segments of the genome. Therefore, we believe that DeltaXpress may add significant value to the genomic content of our databases.

Customers

    In 2000, we entered into DeltaBase Collaboration Agreements with GlaxoSmithKline plc and Pfizer Inc. that provide these companies the right to access DeltaBase information on gene function and validated gene targets.

    Under our DeltaSelect program, we have entered into arrangements with major pharmaceutical companies where we produce customized standard, or unconditional, knockout mice. We currently perform services under our DeltaSelect program for Schering Plough Research Institute, Merck & Co., Inc. and GlaxoSmithKline plc.

    As we are in the early stages of development of our DeltaXpress program, we do not have any customers for this program.

    GlaxoSmithKline and Schering Plough accounted for 56% and 18%, respectively, of our revenues in 2000.

Research and Development

    As of December 31, 2000, we had a total of 179 employees dedicated to research and development activities. We have spent substantial funds over the past three years to develop our database and other programs and expect to continue to do so in the future. Research and development expenses were $26.3 million in 2000, $12.1 million in 1999 and $3.4 million in 1998.

Intellectual Property

    Our policy is to pursue patent protection around our commercially relevant products, techniques and methods. Although we do not currently hold any issued patents, we intend to file applications covering all the knockout mice we produce. We also intend to pursue patent, copyright and trademark protection with respect to any information technologies, systems or other products that we believe would benefit from these protections. We cannot assure you, however, that any of our applications on file with the United States Patent and Trademark Office will result in the issuance of any patents, that our patent applications will have priority over others' applications, or that, if issued, any of our patents will offer protection against our competitors. Additionally, we cannot assure you that any patent issued to us will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage. Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope, and validity of the proprietary rights of others.

    Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial cost to us. We cannot assure you that any patent application of another will not have priority over patent applications filed by us. Our commercial success depends in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.

    We have obtained licenses for certain technologies. However, we cannot assure you that we will be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all, that we will be able to develop alternative approaches if unable to obtain licenses or that our current and future licenses will be adequate for the operation of our business. Our failure to obtain necessary licenses or to identify and implement alternative approaches could have a material adverse effect on our business, financial condition and results of operations.

    We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets, or that we will be capable of protecting our rights to our trade secrets.

    On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the '215 patent, as a plaintiff. On November 14, 2000, we filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the '215 patent) against us in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counterclaim asserts that Lexicon knew that the '215 patent was obtained by fraud and that the patent was invalid when it brought suit against us. The antitrust counterclaim also charges Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counterclaim seeks damages including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer seeks a declaratory judgment that we do not infringe the claims of the '215 patent and that the patent is invalid. The answer also asserts that the patent was obtained by knowing and willful fraud on the U.S. Patent and Trademark Office rendering the patent unenforceable. We intend to defend the action vigorously.

    The litigation is in the early stages and its outcome cannot be predicted. We believe that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect our operations. We believe that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although we believe this modification was previously described by others prior to GenPharm's filing of its patent application, we have intentionally avoided the use of this modification.

    In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that we are infringing United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The complaint seeks a judgment that we infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On November 8, 2000, we filed an answer denying infringement, and a counterclaim seeking a declaratory judgment that the patents are invalid. The counterclaim seeks an award of damages including attorney fees.

    We believe that the methods employed by us do not infringe these patents and that the patents are invalid. We believe that the Capecchi patents cover certain modifications to existing methods of generating knockout mice, such modifications that we do not practice. These modifications are therefore but one method available for use in generating knockout mice. Numerous equally effective design-arounds exist, as well as methods that predate the Capecchi patents that are in the public domain and thus outside the scope of the patent. Thus, if Lexicon prevails in any such lawsuit, we would only be prevented from using certain of its methods but would not be prevented from using all of our current methods. However, an adverse determination as to those certain methods could significantly affect the development and marketing of our existing function database and DeltaSelect programs and could cause us to incur significant financial liabilities that could materially affect our business and operating results.

    At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted.

Competition

    We face significant competition in the area of genomics-based research from for-profit companies such as Celera Genomics, Curagen, Inc., DNX (a subsidiary of Phoenix International Life Sciences, Inc.), GeneLogic, Inc., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Lexicon Genetics Incorporated and Millennium Pharmaceuticals, Inc., among others, many of which have substantially greater financial, scientific and human resources than we do. In addition, the Human Genome Project and a large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their function.

    We face, and will continue to face, significant competition in our efforts to validate drug targets and to attract research dollars. Many other companies have or are developing capabilities in the use of living organisms to define gene function. These competitors include such companies as Lexicon Genetics Incorporated, Exelixis, Inc., and Devgen N.V. Additionally, many genomics companies may expand their capabilities to determine gene function. We also believe that some pharmaceutical and biotechnology companies are discussing the possibility of working together to discover the functions of genes and share gene function-related data among themselves. The formation of this type of consortium could reduce the customer base for our gene function-related business. Further, as we expand our range of products and services, such as our secreted protein program, we will compete with additional companies, some of which may be our customers at that time or potential customers.

    Companies focused specifically on other organisms, such as fruit flies, worms and yeast, use methods of identifying potential drug targets which are different than ours. In addition, pharmaceutical, biotechnology and other genomics companies, as well as a number of universities and other not-for-profit institutions, are seeking to develop competing technologies. Many of these competitors have substantially greater financial, scientific and human resources than we do. Many of these competitors also have substantially greater experience than we do in their respective fields. As a result, our competitors may succeed in developing products and technologies earlier than we do or in developing products and technologies that are more effective than ours.

    We believe that the principal competitive factors in selling our products and services are the quality and reliability of the gene function information, the volume of the gene function information,

the features and ease of use of database products and the cost and pricing of competing products. We believe that we compete favorably with respect to these factors; however, our market is rapidly changing and we expect to face further competition from new market entrants and consolidation of our existing competitors.

Government Regulation

Regulation of Animal Use

    The federal Animal Welfare Act, or AWA, governs the humane handling, care, treatment and transportation of some animals used in U.S. research activities. Rats, birds and mice, including the mice in our knockout programs, are currently not subject to regulation under the AWA. However, the United States Department of Agriculture, which enforces the AWA, has been sued on this matter and recently agreed, as part of the settlement of this lawsuit, to begin the process of changing the regulations issued under the AWA to include rats, mice and birds within its coverage. Congress subsequently prohibited, for the next fiscal year ending September 30, 2001, the expenditure of any money for the purpose of changing the regulations with respect to including rats, mice and birds. The AWA imposes a wide variety of specific regulations on producers and users of animal subjects, most notably personnel, facilities and statistical standards, cage size, feeding, watering and shipping conditions and environmental enrichment methods. If the USDA decides to include mice in its regulations, we could be required to alter our production operation for these models, including adding production capacity, new equipment and additional employees. It is possible that the USDA's actions will negatively affect our operations. In addition, although we do not anticipate the addition of mice to the AWA to require significant expenditures, it is possible that the AWA, when amended, may be more stringent than we expect and require significant expenditures. Any future amendments to the AWA or other laws or regulations may also require significant expenditures by us.

    Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. To the extent that we provide products and services overseas, we also have to comply with foreign laws, such as the European Convention for the Protection of Animals During International Transport and other anti-cruelty laws. The Council of Europe is presently considering proposals to more stringently regulate animal research.

Regulation of Genetically Modified Organisms

    Since we are in the business of developing animals containing changes in their genetic make-up, we may become subject to a variety of laws, guidelines, regulations and treaties specifically directed at genetically modified organisms, or GMOs. The area of environmental releases of GMOs is rapidly evolving and is currently subject to intense regulatory scrutiny, particularly internationally. Current laws, guidelines and other requirements typically include confinement requirements for preventing the spread of GMOs into the environment. Examples of these guidelines in the U.S. include the National Institutes of Health "Guidelines for Research Involving Recombinant DNA Molecules" and the USDA "Guidelines for Research Involving the Planned Introduction into the Environment of Genetically Modified Organisms". Although these guidelines typically apply only to federally-funded activities, if we were to become subject to similar laws in the future, we could incur compliance costs.

    The Biosafety Protocol, or the BSP, is also of particular importance to our international operations. The BSP, a treaty recently adopted in Montreal, Canada in late 1999, is expected to be ratified in many countries internationally in approximately two years. Many industrialized and non-industrialized countries will be signatories to the BSP. Although the U.S. is not subject to the BSP, if ratified, the BSP is expected to cover shipments from the U.S. to countries abroad that have signed the BSP. The BSP is also expected to cover the importation of living modified organisms, a category that could include our animals. If our animals are not contained as described in the BSP, our animals could be subject to the potentially extensive import requirements of countries that are signatories to the BSP.

Regulation of New Drugs or Biological Drugs for Human Use

    We are planning to engage in the development and commercialization of therapeutic products that will be regulated by governmental authorities in the United States and other countries. Those governmental authorities, including the Food and Drug Administration (FDA), extensively regulate the testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of therapeutic products. Any new therapeutic product administered to human patients is regulated as a drug or a biological drug and requires regulatory approval before it may be commercialized.

    In the United States, our potential therapeutic products likely will be regulated as human drugs, including biological drugs. The FDA will require us to file and obtain approval of a Biologics License Application (BLA) (for biologics) or a New Drug Application (NDA) (for other drugs) before we can commercialize any such products. BLAs and NDAs cover both the facility in which the products are manufactured and the products themselves. Generally, biological drug regulation is more rigorous than other drug regulation, particularly because biologics are subject to lot-to-lot release requirements whereas other drugs are not.

    The testing and approval process requires substantial time, effort and financial resources. After approval is obtained, a supplemental approval is generally required for each proposed new indication and for many different types of manufacturing changes. The supplement often contains data similar to that submitted in the original BLA or NDA.

    Any future product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of future products will remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Companies are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions.

    Companies also are subject to a variety of regulations governing clinical trials and sales of their products outside the United States.

Other Regulation

    We are also subject to a variety of other federal and state laws and regulations in the U.S. and in other countries pertaining to our facilities, the shipment, exportation and importation of various articles and health and safety matters.

Employees

    As of December 31, 2000, we had a total of 212 full-time employees. Of these, 36 hold Ph.D.s and 10 hold other advanced degrees. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Executive Officers of Registrant

    William Matthews, Ph.D., a co-founder of our company, has served as our President since February 1997 and as our Chief Executive Officer since December 1998. Dr. Matthews has served as a director of Deltagen since February 1997. Prior to founding our company, Dr. Matthews worked at Genentech, Inc., from June 1992 to January 1997 where he established and ran a program in stem cell biology. Dr. Matthews received his Ph.D. in cell biology from Southwestern Medical School in Dallas, followed by post-doctoral fellowships at Harvard Medical School and Princeton University.

    Mark W. Moore, Ph.D., a co-founder of our company, has served as our Chief Scientific Officer and Treasurer since February 1997. Prior to founding our company, Dr. Moore worked from August 1991 to January 1997 at Genentech, Inc. where he established and directed Genentech's gene knockout program in mice. Dr. Moore was a Leukemia Society of America post-doctoral fellow in molecular and cellular immunology in the laboratory of Dr. Michael Bevan at Scripps Clinic. Following his post-doctoral work, Dr. Moore served on the faculty of the Norris Cancer Center at the University of Southern California. Dr. Moore received his A.B. in biochemistry from Princeton University and his Ph.D. in biology from Brandeis University.

    Augustine G. Yee has served as our Vice President of Corporate Development, General Counsel and Secretary since April 1999. Prior to joining us, Mr. Yee was a patent and intellectual property litigation attorney with the law firm of Lyon & Lyon LLP from October 1993 to July 1995, and a corporate securities and technologies attorney with Pillsbury Madison & Sutro LLP from August 1995 to April 1999, where he represented companies in the biotechnology and information technology fields. Mr. Yee was formerly a law clerk to the Honorable Edward Rafeedie, United States District Court, Central District of California, and is admitted to practice before the United States Patent and Trademark Office. Mr. Yee received his B.S. in molecular biology from the University of California at San Diego and his J.D. from Pepperdine University School of Law.

    Lars Barfod served as our Vice President of Commercial Development from October 1999 until March 2001. From March 1999 to September 1999, Mr. Barfod served as Vice President, Sales & Marketing at Ciphergen Biosystems, Inc. From April 1997 to January 1999, Mr. Barfod served as Vice President of Marketing at Genentech. Mr. Barfod was also a member of Genentech's Product Development and commercial Operations committees. Prior to joining Genentech, Mr. Barfod spent 11 years at Novo Nordisk Pharmaceuticals, Inc., most recently as Vice President of Sales, Marketing and Business Development. Mr. Barfod received his Masters degree in marketing from the Royal University of Copenhagen, Denmark.

    John E. Burke has served as our Vice President of Intellectual Property since December 1999. Prior to joining us, Mr. Burke was Of Counsel with the law firm of Pillsbury Madison & Sutro LLP from 1996 to 1999. Prior to that time, he was a patent and intellectual property attorney with the law firm of Schwegman, Lundberg, Woessner & Kluth from 1995 to 1996, and served as Corporate Patent Counsel for Cortech, Inc., from 1993 to 1995. Mr. Burke was also a patent attorney with the law firm of Morgan & Finnegan from 1990 to 1992. Mr. Burke is admitted to practice before the U.S. Court of Appeals for the Federal Circuit, the U.S. Supreme Court, and the U.S. patent and Trademark Office and is a member of the California and New York state bars. Mr. Burke received his B.S. in chemical/biochemical engineering from Rutgers College of Engineering and his J.D. from Rutgers School of Law.

    Terry Coley, Ph.D., has served as our vice President of Information Technology since September 1999. Prior to joining us, Dr. Coley was co-founder and CEO of Virtual Chemistry, Inc., from January 1996 to August 1999. At Virtual Chemistry, Dr. Coley established software teams to engineer custom software for biotechnology and pharmaceutical companies. Prior to that time, Dr. Coley worked as a molecular modeling software development project leader at Molecular Simulations Inc. Dr. Coley received his B.S. in chemistry and computer science from the University of Illinois and his Ph.D. in computational chemistry from the California Institute of Technology.

    Robert Klein, Ph.D., has served as Vice President of Technology Development since June 2000. Prior to that time, Dr. Klein held positions as Director of Molecular Biology from June 1998 through

June 2000 and Senior Scientist from May 1997 through June 1998 at Deltagen. Prior to joining Deltagen, Dr. Klein worked at Genentech, Inc. from August 1993 through May 1997 where he was involved in Genentech's functional genomics program. Dr. Klein also served as a project team leader for Genentech's lead protein therapeutic for treatment of Parkinson's disease. Dr. Klein received his A.B. in biochemistry from the University of California at Berkeley and his Ph.D. in biology from the Massachusetts Institute of Technology.

    Richard H. Hawkins has served as our Chief Financial Officer since September 2000. Prior to joining us, Mr. Hawkins was an independent consultant. From March 1984 until July 1999, Mr. Hawkins was employed by McKesson Corporation (McKesson HBOC, Inc.) where he served as Chief Financial Officer from September 1996 until July 1999. Mr. Hawkins received his B.S. in Chemistry from Stanford University and his M.B.A. from the University of Chicago. He is a licensed Certified Public Accountant.

    Brian E. Crowley has served as our Director of Finance since August 1999. Prior to joining us, Mr. Crowley was the Director of Finance for the Dataconferencing product division at Polycom, Inc. from January 1997 to February 1998 and the General Accounting Manager from November 1994 to January 1997. Prior to that time, Mr. Crowley served as controller at The LAN Guys Inc. and Conductus, Inc., and as an associate at PricewaterhouseCoopers LLP. Mr. Crowley received his B.S. from St. Mary's College of California and his M.B.A. from the University of Notre Dame. He is a licensed Certified Public Accountant.

    Paul Laland has served as our Vice President of Corporate Communications since February 2001. Prior to joining us, Mr. Laland was executive vice president and head of Health Technology at GCI Group, a public and investor relations practice dedicated to biotechnology and genomics, from 1999 to February 2001. From 1995 to 1999 Mr. Laland served as director of Corporate Communications at Genentech, Inc. and from 1992 to 1995 was associate director of Corporate Communications at Synergen, Inc. Mr. Laland holds a B.A. in Communications from University of Utah.

    Kay Slocum has served as our Vice President of Human Resources since March 2001. Prior to joining us, Ms. Slocum was Vice President of Human Resources at Coulter Pharmaceuticals, Inc. from 1996 until February 2001. She served as an independent consultant from 1995 to 1996. From 1993 to 1995 Ms. Slocum was Manager, Corporate Employee Development of Varian Associates, Inc. Ms. Slocum holds a B.A. in Sociology from Southern Illinois University and a M.S. in Industrial Relations from Loyola University of Chicago.

    Dan Shochat, Ph.D. has served as our Vice President of Pharmaceutical Development since February 2001. Prior to joining us, Dr. Shochat was employed by Coulter Pharmaceutical where he was Senior Vice President and Chief Financial Officer since 1998 and Vice President, Research and Development from March 1995. From July 1988 to April 1995, Dr. Shochat served as Director of Biotechnology Development at the Medical Research division of American Cyanimid, Inc., where he was responsible for the worldwide program in monoclonal antibodies for the treatment of cancer. He received his B.S. and M.S. degrees from Hebrew University in Israel and a Ph.D. in Biochemistry from L.S.U. Medical School in New Orleans.

RISKS

We expect to continue to incur substantial losses and we may never achieve profitability, which in turn may harm our future operating performance and may cause the market price of our stock to decline.

    We have had net losses every year since our inception in 1997 and, as of December 31, 2000, had an accumulated deficit of $50.7 million. We had net losses of $32.2 million, $13.8 million and $3.4 million in 2000, 1999 and 1998, respectively. The 2000 net loss is before a $22.4 million deemed dividend related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

    We expect that our expenditures will continue to increase, due in part to:

  •
  continued investment in the research and development of our new and existing products and our technology, including increased investment for the development, implementation and support of our gene function database, our standard and conditional knockout programs and our secreted protein programs; and

  •
  our increasing investment in management and other employees, sales and marketing programs, customer service and operational and financial controls.

We are a newly public company with an unproven business strategy, and our limited history of operations makes evaluation of our business and prospects difficult.

    We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have two subscribers for our gene function database. We have generated only limited revenues amounting to approximately $2.1 million, $1.2 million and $381,000 for the fiscal years ended 2000, 1999 and 1998, respectively. We recognized no revenue in 1997. Our success will depend upon, among other things, our ability to enter into licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Moreover, we had no experience selling our data, and we had never provided a gene database before. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only four customers and will not succeed unless we can attract many more customers.

    We have only three customers for our DeltaSelect program. One of these customers is also a subscriber to our gene function database. We expect to enter into only a limited number of future DeltaSelect agreements. To succeed we must attract customers for our database and other programs. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues. In 2000, GlaxoSmithKline and Schering-Plough accounted for 56% and 18%, respectively, of our revenues. Our current customers are GlaxoSmithKline, Pfizer, Schering-Plough and Merck.

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

Because we have only recently begun to offer our database product, which we expect to be our principal source of revenue in the next few years, our future prospects are uncertain.

    We believe the majority of our revenues will be derived from fees under agreements with our database users. We may also derive revenues from royalties received from these users. We have entered into agreements with two subscribers to our database, however, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any. Our agreement with GlaxoSmithKline expires three years after our first delivery of data and provides for termination for any reason within the first three months after the one-year anniversary of the effective date upon the payment of a specified termination fee.

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

No drugs have been developed and commercialized using genomics-based research and therefore the future of our products and programs is uncertain.

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

Our customers will control the development and commercialization of products based on genes that we identify, which may mean that our research efforts will never result in any royalty payments or third party product sales.

    Our agreements with our customers may provide us with rights to obtain royalties from the commercial development of compounds or therapeutic approaches derived from access to our database, technology or intellectual property. However, we may not be able to obtain these rights under future agreements. Our ability to obtain these rights depends in part on the advantages and novelty of our technologies, the validity of our intellectual property, the usefulness of our data and our negotiating position relative to each potential customer.

    We will have limited or no control over the resources that any customer may devote to the development of compounds or therapeutic approaches derived from our access to our database. These customers may breach or terminate their agreements with us, and they are not obligated to conduct any product discovery, development or commercialization activities at all. Further, our customers may decide not to develop products arising out of our customer agreements or may not devote sufficient resources to the development, approval, manufacture, marketing or sale of these products. If any of these events occurs, our customers may not develop or commercialize any products based on our gene function research, technologies or intellectual property, we would not receive royalties on product sales and our results of operations would suffer. Furthermore, our customers may resist sharing revenue derived from the successful commercialization of a drug through royalty payments or others may have competing claims to all or a portion of such revenues.

There are a finite number of gene families upon which pharmaceutical and biotechnology companies focus their research, which limits our potential revenue and growth.

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

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline.

    The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

  •
  changes in the demand for and pricing of our products and services;

  •
  the nature, pricing and timing of other products and services provided by us or our competitors;

  •
  changes in the research and development budgets of our customers;

  •
  acquisition, licensing and other costs related to the expansion of our operations;

  •
  the timing of milestones, licensing and other payments under the terms of our customer agreements and agreements pursuant to which others license technology to us;

  •
  expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights; and

  •
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

Our revenues will be unpredictable and this may harm our financial condition.

    The amount and timing of revenues that we may have from our business will be unpredictable because:

  •
  the timing of our DeltaSelect program agreements, gene function database subscriber agreements and installations are determined by our customers and subscribers;

  •
  whether any products are commercialized and generate royalty payments depends on the efforts, timing and willingness of our customers;

  •
  we do not expect to receive any milestone or royalty payment under licenses and other arrangements for a substantial period of time, if ever;

  •
  to date, we have entered into only two customer agreements for our gene function database and may not enter into any additional agreements;

  •
  the time required to complete custom orders for our database programs can vary significantly; and

  •
  our sales cycle is lengthy, as described below.

    As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. If this happens, the price of our common stock may decline.

We expect that our sales cycle will be lengthy, which will cause our revenues to be unpredictable and our business to be difficult to manage.

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

We may have conflicts or be in competition with our customers, which will hurt our business prospects.

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

We experience intense competition from other entities engaged in the study of genes, and this competition could adversely affect our business.

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

    A number of companies, institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, gene function determination and other gene-related service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do and have been conducting research longer than we have. In particular, a significant portion of this research is being conducted by private companies and under the international Human Genome Project, a multi-billion dollar program funded, in part, by the U.S. government, which completed and released its initial rough draft of the human genome in June of this year. Furthermore, other entities have and will continue to discover and establish a patent position in genes or gene sequences that we wish to study. Significant competition also arises from entities using standard target identification approaches, traditional knockout mouse technology and other functional genomics technologies. These competitors may have intellectual property rights in functional or other data which are superior to our rights. These competitors may also develop products earlier than we do, obtain regulatory approvals faster than we can and invent products and techniques that are more effective than ours. Furthermore, other methods for conducting functional genomics research may ultimately prove more advanced, in some or all respects, to the use of knockout mice. In addition, technologies more advanced than or superior to our gene trap technology and gene function identification technology may be developed, thereby rendering our gene trap and gene function identification technologies obsolete. As we expand our range of products and services, such as our secreted protein program, we will compete with additional companies, some of which may be our customers at that time or our potential customers.

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

If we fail to properly manage our growth, our business could be adversely affected.

    We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program. As of December 31, 2000, we had 212 full-time employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

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

We may engage in future acquisitions, which could adversely affect your investment in us as we may never realize any benefits from such acquisitions, which also could be expensive and time consuming.

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

    Our products and services may not produce revenues that, together with our existing cash and other resources, are adequate to meet our cash needs. We plan to fund our operations from our existing cash balances, but we may in the future seek to raise additional funds from the sale of stock or from debt financing. Our cash requirements depend on numerous factors, including:

  •
  our ability to attract and retain customers for our gene function database and other products and services;

  •
  expenses in connection with the development and expansion of our gene function database, our secreted protein or other products and services;

  •
  expenditures in connection with license agreements and acquisitions of and investments in complementary technologies and businesses;

  •
  the need to increase research and development spending to keep up with competing technologies and market developments; and

  •
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

We depend on key employees in a competitive market for skilled personnel, and without additional employees, we cannot grow or achieve profitability.

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

We currently have no patents, and if we are unable to protect our proprietary information, our business will be adversely affected.

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

    We currently have no issued patents or registered copyrights. Patents have issued to other entities based on claims relating to knockout mice. In addition, many applications have been filed seeking to protect partial human gene sequences, many of which are based primarily on gene sequence information alone. Some of these applications have issued as patents. Some of these may claim sequences which we have used or may use in the future to generate knockout mice in our gene knockout program. In addition, other applications have been filed which seek to protect methods of using genes and gene expression products, some of which attempt to assign biological function to the DNA sequences based on laboratory experiments, computer predictions, mathematical algorithms and other methods. The issuance of these applications as patents will depend, in part, upon whether practical utility can be sufficiently established for the claimed sequences and whether sufficient correlation exists between the experimental results predictions, algorithms and other methods and actual functional utility. The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is confidential in nature. As each application is evaluated independently and confidentially, we cannot predict whether applications have been filed or which, if any, will ultimately issue as patents. However, it is probable that patents will be issued to our competitors claiming knockout mice, partial human gene sequences and methods of using genes and gene expression products.

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

We may be subject to litigation and infringement claims which may be costly and divert management's attention.

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

    In 1998, Lexicon Genetics Incorporated, one of our competitors, informed us that it was a coexclusive licensee under a patent covering certain isogenic DNA technology that may be used to modify the genome of a target cell. On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the '215 patent, as a plaintiff. On November 14, 2000, we filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the '215 patent) against us in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counterclaim asserts that Lexicon knew that the '215 patent was obtained by fraud and that the patent was invalid when it brought suit against us. The antitrust counterclaim also charges Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counterclaim seeks damages including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer seeks a declaratory judgment that we do not infringe the claims of the '215 patent and that the patent is invalid. The answer also asserts that the patent was obtained by knowing and willful fraud on the U.S. Patent and Trademark Office rendering the patent unenforceable. We intend to defend the action vigorously.

    The litigation is in the early stages and its outcome cannot be predicted. We believe that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect our operations. We believe that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although we believe this modification was previously described by others prior to GenPharm's filing of its patent application, we have intentionally avoided the use of this modification.

    In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that we are infringing United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The complaint seeks a judgment that we infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On November 8, 2000, we filed an answer denying infringement, and a counterclaim seeking a declaratory judgment that the patents are invalid. The counterclaim seeks an award of damages including attorney fees.

    We believe that the methods employed by us do not infringe these patents and that the patents are invalid. We believe that the Capecchi patents cover certain modifications to existing methods of generating knockout mice, such modifications that we do not practice. These modifications are therefore but one method available for use in generating knockout mice. Numerous equally effective design-arounds exist, as well as methods that predate the Capecchi patents that are in the public domain and thus outside the scope of the patent. Thus, if Lexicon prevails in any such lawsuit, we would only be prevented from using certain of its methods but would not be prevented from using all of our current methods. However, an adverse determination as to those certain methods could significantly affect the development and marketing of our existing function database and DeltaSelect programs and could cause us to incur significant financial liabilities that could materially affect our business and operating results.

    At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted.

    We may be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

  •
  assert claims of infringement;

  •
  enforce our patents, if any;

  •
  protect our trade secrets or know-how; and

  •
  determine the enforceability, scope and validity of the proprietary rights of others.

    We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation, including our litigation with Lexicon, can be very costly, can divert management's efforts and could materially affect our business and operating results. An adverse determination may subject us to significant liabilities or restrict or prohibit us from selling our products.

Because we do not have any issued patents, and because knockout mouse and gene-related patents even if obtained may not be enforceable, our intellectual property may not have any material value, which would diminish our business prospects.

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

Our rights to the use of technologies licensed to us by third parties are not within our control, and without these technologies, our products and programs may not be successful and our business prospects could be harmed.

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

Our activities involve hazardous material and may subject us to environmental liability, which would seriously harm our financial condition.

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

Compliance with governmental regulations regarding animal welfare and genetically modified organisms could increase our operating costs or adversely affect our customers' ability to obtain governmental approval of gene based products, which would adversely affect the commercialization of our technology.

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

If we, or our collaborators, do not comply with government regulations, we may not be able to develop or sell our technologies and products.

  Regulation of New Drugs or Biological Drugs for Human Use

    We are planning to engage in the future in the development and commercialization of therapeutic products that will be subject to United States Federal, state and local, and foreign regulation, principally in the United States under the Food, Drug & Cosmetic Act as amended, the Public Health Service Act as amended, and other laws. Governmental authorities in the United States and in other countries, including the Food and Drug Administration (FDA) extensively regulate the testing, manufacturing, labeling, advertising, promotion, recordkeeping, safety, efficacy, storing, exporting and marketing, among other things, of human therapeutic products.

    In the United States, our potential therapeutic products likely will be regulated as human drugs (including biological drugs). The FDA will require us to file and obtain approval of a Biologics License Application (BLA) (for biological drugs) or a New Drug Application (NDA) (for other drugs) before we can commercialize any such products. BLAs cover both the facility in which the products are manufactured and the products themselves. Generally, biological drug regulation is more rigorous than other drug regulation, particularly because biologics are subject to lot-to-lot release requirements whereas other drugs are not.

    The steps required before approval of a new human drug (including a biological drug) for marketing in the United States generally include:

  •
  preclinical laboratory tests and animal tests;

  •
  the submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may lawfully commence;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

  •
  the submission to the FDA of a BLA or NDA;

  •
  FDA review of the BLA or NDA; and

  •
  satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices which includes elaborate testing, control, documentation and other quality assurance procedures.

    The testing and approval process requires substantial time, effort and financial resources. After approval is obtained, a supplemental approval is generally required for each proposed new indication and for many different types of manufacturing changes. The supplement often contains data similar to that submitted in the original BLA or NDA.

    Preclinical studies include laboratory evaluation of the product chemistry, formulation, and stability, as well as animal studies to assess the safety and potential efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical studies, together with manufacturing information and analytical data are submitted to the FDA as part of the IND and are reviewed by FDA before the commencement of clinical trials. The IND automatically will become effective in 30 days unless the FDA, before that time, raises concerns or questions and imposes a "clinical hold". In such case, the IND sponsor must resolve with the FDA any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design.

    Clinical trials involve the administration of investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator consistent with an informed consent. An independent Institutional Review Board, or IRB, must review and approve each clinical trial at each institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

    Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II clinical trials usually involve studies in a limited patient population to evaluate the efficacy of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. Phase III clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population and at multiple clinical sites. The goal of these studies is to obtain definitive statistical and clinical evidence of the efficacy and safety of the drug and dosage regimens. Phase IV clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication. If the FDA approves a product, additional clinical trials may be necessary. A company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post-approval clinical trials.

    In some cases, drug reviews may proceed under the accelerated approval regulations, "fast track" statutory provisions, or the expedited review regulations. The accelerated approval provisions apply to products used in the treatment of serious or life-threatening illnesses that appear to provide meaningful therapeutic benefits over existing treatments. The expedited review regulations apply to products for life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists. These regulations permit approval of such products at the end of phase 2, or before clinical research is completed based on the drug's effect on a clinical endpoint or surrogate endpoint. FDA retains considerable discretion to determine eligibility for expedited and accelerated review and approval mechanisms.

    The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the NDA or BLA requesting approval to market the product. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility is in compliance with current Good Manufacturing Practices. The FDA may delay approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor safety, purity or potency of a product. It may also limit the indicated uses for which an approval is given. There can be no assurance that FDA will approve any future NDAs or BLAs or that manufacturing facilities will pass FDA preapproval inspections.

  Pervasive and Continuing Human Drug Regulation

    Any future drug approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of future drugs will remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Companies are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on Deltagen. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on Deltagen.

  Foreign Regulation

    Companies are be subject to a variety of regulations governing clinical trials and sales of their products outside the United States. Companies must obtain approval of their products by the comparable non-U.S. regulatory authorities prior to the commencement of product marketing in the country whether or not the company has obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. The European Union requires approval of a Marketing Authorization Application by the European Medicines Evaluation Agency. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information.

  Other Regulation

    We are also subject to a variety of other federal and state laws and regulations in the U.S. and in other countries pertaining to our facilities, the shipment, exportation and importation of various articles and health and safety matters. For example, the Department of Transportation and various international guidelines and regulations govern the transport of different types of materials. The Bureau of Export Administration of the Department of Commerce exercises export controls over technology such as our gene database. The Department of Health and Human Services and USDA both regulate various types of articles that present the possibility of spreading communicable and other diseases, including the regulation of vectors, such as animals and articles that present risks of other harm to plants, human beings and other animals. The Environmental Protection Agency has responsibility for facility emissions and other environmental matters, including the regulation of new chemical substances, which could include gene sequences.

Ethical and social issues may limit or discourage the use of knockout mice or other genetic processes which could reduce our revenues and adversely affect our business.

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

All our research is conducted at two facilities, and a natural disaster at these facilities is possible and could result in a prolonged interruption of our business.

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

Security risks in electronic commerce or unfavorable internet regulations may deter future use of our products and services.

    We may provide access to our gene function database on the Internet. A fundamental requirement to conduct our business over the Internet is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the security measures we use to protect the content in our gene function database. Anyone who is able to circumvent our security measures could misappropriate our proprietary information or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, and these efforts may not be successful. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. For example, recent attacks by computer hackers on major e-commerce web sites have heightened concerns regarding the security and reliability of the Internet.

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

We rely on third-party data sources, and without these sources, our products and programs would be incomplete and less appealing to customers, seriously harming our business prospects.

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

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

    The market price of our common stock may fluctuate substantially due to a variety of factors, including:

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  developments or disputes concerning patents or proprietary rights, including announcements with respect to our litigation with Lexicon or of infringement, interference or other litigation against us or our licensors;

  •
  the timing and development of our products and services;

  •
  media reports and publications about genetics and gene-based products;

  •
  changes in pharmaceutical and biotechnology companies' research and development expenditures;

  •
  announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

  •
  changes in government regulation of genetic research or gene-based products, and the pharmaceutical or medical industry in general;

  •
  general and industry-specific economic conditions;

  •
  actual or anticipated fluctuations in our operating results;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  changes in accounting principles; and

  •
  the loss of any of our key scientific or management personnel.

    In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. For example, the stock prices of many biotechnology companies, even those that would benefit from publicly available gene sequence information, declined on news of the announcement by former President Clinton and British Prime Minister Blair that, as their respective governments had each advocated before, gene sequence information should be freely available in the public domain. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management's attention and resources and harm our financial condition and results of operations.

The future sale of common stock could negatively affect our stock price.

    We had 29,867,968 shares of common stock outstanding at December 31, 2000.

    If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 18,180,856 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

    Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 63.5% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of your stock.

    Our restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

  •
  authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

  •
  provide for a classified board of directors; and

  •
  prohibit stockholder action by written consent.

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

      INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

  •
  limitations in the drug discovery process;

  •
  the capabilities, development and marketing of our products and services;

  •
  the benefits of knockout mice programs and, in particular, our technology and methods;

  •
  the requirements of pharmaceutical and biotechnology companies;

  •
  our future revenues and profitability;

  •
  our estimates regarding our capital requirements and needs for additional financing;

  •
  plans for future products and services and for enhancements of existing products and services;

  •
  our patent applications, licensed technology and proposed patents;

  •
  the litigation between us and Lexicon Genetics Incorporated;

  •
  our ability to attract customers and establish licensing and other agreements; and

  •
  sources of revenues and anticipated revenues, including contributions from customers, license agreements and other collaborative efforts for the development and commercialization of products, and the continued viability and duration of those agreements and efforts.

    This report contains statistical data regarding the biotechnology and pharmaceutical industries that we obtained from private and public industry publications. These publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

    In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this prospectus in greater detail under the heading "Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.

Item 2. Properties

    Our corporate headquarters, principal executive offices and research facilities are located in Menlo Park, California and in San Carlos, California, where we occupy a total of approximately 50,000 square feet under leases that expire in July, 2004 and February, 2009, respectively. Our facilities include an advanced mouse animal facility. We have also leased 45,000 square feet of space for potential laboratory and animal space under leases expiring in November 2005. We believe that our existing facilities are adequate for current needs and that suitable additional space or alternative space, if necessary, will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

    On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that our methods of making knockout mice infringe United States Patent No. 5,789,215, under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that we infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, we responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in our favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the '215 patent, as a plaintiff. On November 14, 2000, we filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the '215 patent) against us in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counterclaim asserts that Lexicon knew that the '215 patent was obtained by fraud and that the patent was invalid when it brought suit against us. The antitrust counterclaim also charges Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counterclaim seeks damages including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer seeks a declaratory judgment that we do not infringe the claims of the '215 patent and that the patent is invalid. The answer also asserts that the patent was obtained by knowing and willful fraud on the U.S. Patent and Trademark Office rendering the patent unenforceable. We intend to defend the action vigorously.

    The litigation is in the early stages and its outcome cannot be predicted. We believe that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect our operations. We believe that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although we believe this modification was previously described by others prior to GenPharm's filing of its patent application, we have intentionally avoided the use of this modification.

    In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that we are infringing United States Patents Nos. 5,631,153, 5,464,764,

5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The complaint seeks a judgment that we infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On November 8, 2000, we filed an answer denying infringement, and a counterclaim seeking a declaratory judgment that the patents are invalid. The counterclaim seeks an award of damages including attorney fees.

    We believe that the methods employed by us do not infringe these patents and that the patents are invalid. We believe that the Capecchi patents cover certain modifications to existing methods of generating knockout mice, such modifications that we do not practice. These modifications are therefore but one method available for use in generating knockout mice. Numerous equally effective design-arounds exist, as well as methods that predate the Capecchi patents that are in the public domain and thus outside the scope of the patent. Thus, if Lexicon prevails in any such lawsuit, we would only be prevented from using certain of its methods but would not be prevented from using all of our current methods. However, an adverse determination as to those certain methods could significantly affect the development and marketing of our existing function database and DeltaSelect programs and could cause us to incur significant financial liabilities that could materially affect our business and operating results.

    At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted.

    We may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources which in turn could harm our business and financial results.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGEN since the Company's initial public offering on August 3, 2000. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

Fiscal 2000	High	Low
Third Quarter (beginning August 2, 2000)	$32.00	$15.00
Fourth Quarter	31.00	7.50

Holders

    As of December 31, 2000, there were approximately 153 holders of record of the Company's Common Stock.

Dividends

    Deltagen has not paid any cash dividends on its common stock in the past. Deltagen currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Sale of Unregistered Securities

    On various dates from January 1, 2000 through March 31, 2000, the Company issued 1,598,256 shares of its common stock to various officers, employees and consultants pursuant to the exercise of warrants or options granted under its 1998 Stock Plan. The exercise price per share ranged from $0.31 to $1.57. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, in issuing these shares.

    In January 2000, the registrant issued 6,298,870 shares of series C preferred stock to a total of 30 accredited investors. The price per share was $3.58, for an aggregate consideration of $22,549,955. The registrant relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Act.

Use of Proceeds from the Sale of Registered Securities

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

    The Company intends to use the net proceeds of the offering for research and development and general corporate purposes and is currently assessing the specific uses and allocations for these funds. None of the net proceeds of the offering is expected to be paid directly or indirectly to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of Company.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

    The statement of operations data for each of the three years in the period ended December 31, 2000, and the balance sheet data at December 31, 2000 and 1999, are derived from the audited financial statements included in this report. The statement of operations data for the period from January 28, 1997 (date of inception), to December 31, 1997, and the balance sheet data at December 31, 1998 and 1997, are derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods. The financial data set forth below should be read in conjunction with the accompanying financial statements of the Company and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

				Period from January 28, 1997 (date of inception), to December 31, 1997
	Years Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$2,080	$1,240	$381	$—

Costs and expenses:
Research and development	26,262	12,144	3,360	879
General and administrative	11,068	2,932	638	416

Total costs and expenses	37,330	15,076	3,998	1,295

Loss from operations	(35,250)	(13,836)	(3,617)	(1,295)
Interest income (expense), net	3,029	(11)	265	40

Net loss	(32,221)	(13,847)	(3,352)	(1,255)
Deemed dividend related to beneficial conversion feature of preferred stock	(22,360)	—	—	—

Net loss attributable to common stockholders	$(54,581)	$(13,847)	$(3,352)	$(1,255)

Net loss per common share, basic and diluted	$(4.32)	$(12.82)	$(8.00)	$—
Weighted-average shares used in computing net loss per share, basic and diluted	12,621	1,080	419	—
	December 31,
	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$93,352	$848	$8,635	$987
Short-term investments	24,981	—	—	—
Working capital	107,707	(3,801)	7,741	829
Total assets	130,059	6,774	11,280	1,958
Capital lease obligations, less current portion	15	22	65	—
Loans payable, less current portion	3,248	2,233	—	—
Redeemable convertible preferred stock	—	14,447	14,447	2,980
Total stockholders' equity (deficit)	110,864	(15,367)	(4,545)	(1,213)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

OVERVIEW

    Deltagen was formed in 1997 and is a leading provider of genomics-based information, products and programs that are used to discover drug targets and drug candidates and to accelerate pharmaceutical and biotechnology drug and product development. We research, develop and use technologies that build upon our technology platforms to discover the function, role, usefulness and disease relevance of mammalian genes and secreted proteins in drug discovery and development. Our technology enables us to select and target genes we believe to be relevant to disease and delete, or "knock out," these genes in mice. We then use an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode. We believe that our technology allows us to knock out genes in mice and to make discoveries on the mammalian function, role, usefulness and disease relevance of genes and secreted proteins in drug discovery faster and on a larger scale than has been previously possible.

    We are implementing a strategy to integrate our

  •
  Data and information generated from our knockout animal models

  •
  Mammalian gene function and secreted protein discoveries

  •
  Commercialization of the intellectual property we generate on the use of mammalian genes and secreted proteins in drug development through alliances and collaborations with others and our own internal products and programs

  •
  Generation of information, products and services for pharmaceutical and biotechnology drug discovery efforts

  •
  Development and expansion of our own products and programs in collaboration with other companies and through our own internal programs

    We have established collaborations and relationships with major pharmaceutical and biotechnology companies worldwide to accelerate the discovery of and to commercialize therapeutic and diagnostic products to improve human and animal health. These companies include GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc. and Schering-Plough Research Institute.

    We believe that our ability to determine gene function, to develop products and to identify potential drug candidates results from leveraging our powerful technology platforms. Our genomics technologies, processes and information systems are fully integrated with one another and rapidly generate information on the function of and relationships between genes and the proteins these genes encode and the usefulness of genes as new drug targets and proteins as new drug candidates.

    We have used these systems to establish our products and programs that include our

  •
  Large-scale program to generate mammalian gene knockout animals and to discover gene function

  •
  DeltaBase™ portfolio of gene knockout animal models and mammalian gene function data analysis and management database

  •
  DeltaXpress™ microarray-based mammalian gene knockout expression data program

  •
  Mammalian gene knockout secreted protein discovery programs, including our Delta-GT™ secreted gene trap program

  •
  Internal early-stage biopharmaceutical product development programs, including our CD123 antigen program in-licensed as a potential treatment for acute myelogenous leukemia (AML)

    To date, we have generated revenue from our DeltaBase and DeltaSelect™ programs.

    DeltaBase is our database that provides information, based on knockout mouse studies, on gene function and validated gene targets for drug discovery. We created DeltaBase to be marketed to the pharmaceutical and biotechnology industries to help define the role that genes play in biological processes and disease. At our current rate of production, we expect to provide gene function and target validation information through DeltaBase on approximately 250 different mammalian genes per year. We select genes for DeltaBase based upon what we believe to be their potential to become useful drug targets. We generate information on these genes by comprehensively analyzing knockout mice generated through our proprietary gene knockout methods. Each knockout mouse undergoes a standardized, detailed and extensive analysis in order to determine the function and role that a particular gene plays in the mouse and that gene's suitability as a drug target. We currently intend that DeltaBase will deliver a total of approximately five million individual in vivo function data points per year. In addition to accessing target validation data, DeltaBase subscribers will have access to the knockout mice used to generate this data.

    The DeltaSelect program was our initial product. Customers received target validation information for selected genes on a fee-for-service basis. This program was provided to validate our proprietary technology and promote interest in the DeltaBase product that became available in 2000. DeltaSelect will now be utilized to develop new technologies and programs in collaboration with pharmaceutical companies.

    We have DeltaBase agreements with both GlaxoSmithKline plc and Pfizer Inc. Each of these agreements provides for payments aggregating $15 million over three years. In addition, we may receive additional fees for access to our intellectual property. We began recognizing revenue from the GlaxoSmithKline agreement in the fourth quarter of 2000. Revenue from the Pfizer Inc. agreement will begin to be recognized in 2001. In the first nine months of 2000 and the previous year, we derived all of our revenue from the development and analysis of knockout mice under our DeltaSelect program. We anticipate that a significant portion of our future revenues will be derived from periodic licensing fees under agreements with DeltaBase subscribers.

Revenue	2000	1999	1998
	(in thousands)
DeltaSelect	$926	$1,240	$381
DeltaBase	1,154	—	—

Total	$2,080	$1,240	$381

    Under our revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and meet all customer-specified criteria, the price is fixed and determinable and collectibility is reasonably assured. Revenue derived from DeltaBase agreements is recognized on a straight-line basis over the term in which services are to be provided. Research and development collaboration agreements specify milestones to be met and the payments associated with meeting each milestone. Revenue derived from these contracts is recognized upon completion of the milestone. The amount of revenue recognized upon completion of each milestone is such that the earned revenue, as a percentage of total anticipated revenue, approximates the costs incurred in achieving the related milestone, as a percentage of the total anticipated costs. Where the contract does not specify milestones and payment is upon completion of the contract, revenue is recognized based on the percentage-of-completion method of accounting. Any payments received in advance of the completion of a milestone or services performed are recorded as deferred revenue.

    We had net losses of $32.2 million, $13.8 million and $3.4 million in 2000, 1999 and 1998, respectively. The net loss attributable to common stockholders for the year ended December 31, 2000, was $54.6 million, after deducting a dividend of $22.4 million relating to a beneficial conversion feature on our Series C redeemable convertible preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities, from general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs. This amortization was $10.9 million, $2.8 million and $19,000 in 2000, 1999 and 1998, respectively. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development and general legal activities. In connection with the development and expansion of our gene function and gene expression databases and our secreted protein program, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years.

    We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees"; Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB No. 25"; and Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation."

    Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 9 of the notes to our financial statements.

    We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF No. 96-18), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

    During 2000, 1999 and 1998, we recorded unearned stock-based compensation of approximately $12.0 million, $10.4 million and $9,000, respectively. These amounts are being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years.

    We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

    We had federal net operating loss carryforwards as of December 31, 2000 and 1999, of approximately $36.6 million and $16.0 million, respectively. We had state net operating loss carryforwards as of December 31, 2000 and 1999, of approximately $27.1 million and $16.0 million, respectively. We also had federal and state research and development tax credit carryforwards as of December 31, 2000 and 1999, of approximately $2.9 million and $1.2 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2006, if not utilized. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses, and a valuation allowance has been recorded for the entire amount of the net deferred asset. Utilization of net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. Certain future sales of our stock could restrict our ability to utilize our net operating loss carryforwards. The annual limitation may result in the expiration of net operating losses and credits before utilization.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    Contract revenue increased by $840,000 to $2.1 million in 2000 from $1.2 million in 1999. The increase was due to revenue from our DeltaBase gene function database product. In 2000, all of our revenue came from contracts with GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc., Roche Bioscience, Schering-Plough Research Institute and Tularik Inc.

    Research and development expenses increased by $14.1 million to $26.3 million in 2000 from $12.1 million in 1999. The increase was attributable to continued growth of research and development activities, including $8.1 million related to increased personnel and laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs and $1.7 million in higher depreciation and amortization and facilities expenses related to the addition of a second facility in July 1999. The amortization of unearned stock-based compensation represents $4.3 million of the increase in research and development expenses. The remainder of the increase was due to expansion in operating activities.

    General and administrative expenses increased by $8.1 million to $11.1 million during 2000 from $2.9 million in 1999. The increase included $3.3 million related to staffing and infrastructure costs and $1.0 million related to legal and business consulting fees. The amortization of unearned stock-based compensation contributed to $3.8 million of the increase in general and administrative expenses. The remainder of the increase was due to expansion in operating activities.

    We had net interest income of $3.0 million in 2000 and net interest expense of $11,000 in 1999. This change resulted from increased cash and investment balances as a result of an additional private equity financing and the completion of our initial public offering during 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Contract revenue increased by $859,000 to $1.2 million in 1999 from $381,000 in 1998. The increase was derived entirely from revenue associated with agreements for the development and analysis of knockout mice under DeltaSelect contracts. In 1999, all of our revenue came from contracts with Merck & Co., Inc., Pfizer Inc., Roche Bioscience and Tularik Inc.

    Research and development expenses increased by $8.8 million to $12.1 million in 1999 from $3.4 million in 1998. The increase was attributable to continued growth of research and development activities, including $5.7 million primarily related to increased personnel and laboratory supply costs to support development of our gene function database and our DeltaSelect programs. We also had $1.3 million in higher depreciation and amortization and facilities expenses related to the addition of a second facility in July 1999. The amortization of unearned stock-based compensation represented $1.6 million of the increase in research and development expenses. The remainder of the increase was due to expansion in operating activities.

    General and administrative expenses increased by $2.3 million to $2.9 million during 1999 from $638,000 in 1998. The increase included $408,000 related to compensation for business development, finance and administrative personnel and $299,000 related to legal and business consulting fees. The amortization of unearned stock-based compensation contributed to $1.2 million of the increase in general and administrative expenses. The remainder of the increase was due to expansion in operating activities.

    We had net interest expense of $11,000 in 1999 and net interest income of $265,000 in 1998. This change resulted from a declining cash and investment balance due to cash used in operating activities and higher debt balances during 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations from inception primarily through issuances of equity securities, contract payments to us under our DeltaSelect and DeltaBase agreements and equipment financing arrangements. Through December 31, 2000, we had received net proceeds of $147.7 million from issuances of equity securities, $11.4 million from customer agreements and $6.2 million from equipment financing arrangements.

    At December 31, 2000, we had $93.4 million in cash and cash equivalents, compared with $848,000 at December 31, 1999. In addition, at December 31, 2000, we had $25.0 million in short-term investments representing commercial paper with maturities between three and twelve months. We used $12.5 million for operating activities in 2000. This consisted primarily of the net loss for the period of $32.2 million offset in part by non-cash charges of $1.5 million related to depreciation and amortization expenses, $10.9 million related to the amortization of unearned stock-based compensation and an $8.6 million increase in deferred revenue as cash receipts from customers exceeded revenue recognized. We used $30.2 million in investing activities in 2000, which consisted of $25.0 million related to the purchase of the short-term investments and $5.2 million related to capital expenditures. We received $135.2 million from financing activities in 2000, which consisted primarily of net proceeds from the sale of convertible preferred stock and common stock for $22.4 million and $110.8 million, respectively, and $2.9 million of additional loans. This was offset partially by loan repayments and capital lease repayments of $880,000.

    In December 1998, March 1999 and June 2000, we entered into loan agreements of $1.8 million, $1.5 million and $2.9 million, respectively, which were fully drawn down during 1999 and 2000. As of December 31, 2000, the entire $4.9 million outstanding was collateralized by property and equipment. Amounts outstanding under these loans accrued interest at a weighted-average rate of approximately 11.87% and are due in monthly installments through 2004. In addition, at December 31, 2000, we had $40,000 in capitalized lease obligations outstanding compared to $52,000 at December 31, 1999.

    We expect to devote substantial capital resources for facilities and equipment to support expansion of our research and development efforts, to expand our sales and marketing organization and for other general corporate activities. We believe that our current cash and short-term investment balances, together with revenues we believe will be derived from subscriptions to our gene function database and collaborative research agreements, will be sufficient to fund our operations through at least 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements or we make acquisitions or other investments, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility.

    Deltagen has not paid any cash dividends on its common stock in the past. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

    To date, we have operated solely in the United States, and all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. SFAS No. 133 will be effective for the first quarter of 2001. We do not believe that the implementation of SFAS No. 133 will have any significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We invest our excess cash primarily in obligations of governmental agencies and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of twenty-four months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Therefore no quantitative tabular disclosure is included in this report.

    To date, we have operated solely in the United States and all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

DELTAGEN, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Deltagen, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Deltagen, Inc., at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

February 2, 2001
San Jose, California

BALANCE SHEETS

	December 31,
	2000	1999
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$93,352	$848
Short-term investments	24,981	—
Accounts receivable, net of allowance for doubtful accounts of $84,000 and $104,000, respectively	1,682	585
Prepaid expenses	945	205

Total current assets	120,960	1,638
Property and equipment, net	8,635	4,973
Other assets	464	163

Total assets	$130,059	$6,774

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,140	$2,976
Accrued liabilities	3,669	984
Current portion of capital lease obligations	25	30
Current portion of loans payable	1,599	503
Current portion of deferred revenue	6,820	946

Total current liabilities	13,253	5,439
Capital lease obligations, less current portion	15	22
Loans payable, less current portion	3,248	2,233
Deferred revenue, less current portion	2,679	—

Total liabilities	19,195	7,694

Commitments and contingencies (see Note 4)
Redeemable convertible preferred stock:
Authorized: 18,995,920 shares
Issued and outstanding: none and 10,938,777 shares at December 31, 2000 and 1999, respectively (Liquidation value: $14,500,000 at December 31, 1999)	—	14,447

Stockholders' equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 75,000,000 shares
Issued and outstanding: 29,867,968 and 2,069,685 shares at December 31, 2000 and 1999, respectively	30	2
Additional paid-in capital	171,064	10,695
Unearned stock-based compensation	(8,750)	(7,610)
Notes receivable from stockholders	(805)	—
Accumulated deficit	(50,675)	(18,454)

Total stockholders' equity (deficit)	110,864	(15,367)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$130,059	$6,774

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Revenue	$2,080	$1,240	$381

Costs and expenses:
Research and development	26,262	12,144	3,360
General and administrative	11,068	2,932	638

Total costs and expenses	37,330	15,076	3,998

Loss from operations	(35,250)	(13,836)	(3,617)
Interest income	3,560	251	268
Interest expense	(531)	(262)	(3)

Net loss	(32,221)	(13,847)	(3,352)
Deemed dividend related to beneficial conversion feature of preferred stock	(22,360)	—	—

Net loss attributable to common stockholders	$(54,581)	$(13,847)	$(3,352)

Net loss per common share, basic and diluted	$(4.32)	$(12.82)	$(8.00)
Weighted-average shares used in computing net loss per share, basic and diluted	12,621	1,080	419

The accompanying notes are an integral part of these financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Notes Receivable from Stockholders		Total Stockholders' Equity (Deficit)
For the three years ended December 31, 2000			Additional Paid-in Capital	Unearned Stock-based Compensation		Accumulated Deficit
	Shares	Amount
	(in thousands, except share data)
Balances, December 31, 1997	1,787,268	$2	$63	$(23)	$—	$(1,225)	$(1,213)
Issuance of common stock for cash at $0.05 per share	24,000	—	1	—	—	—	1
Unearned stock-based compensation	—	—	9	(9)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(3,352)	(3,352)

Balances, December 31, 1998	1,811,268	2	73	(13)	—	(4,607)	(4,545)
Stock options exercised at $0.31 per share	272,465	—	84	—	—	—	84
Issuance of warrants	—	—	185	—	—	—	185
Repurchase of unvested restricted stock	(14,048)	—	(1)	—	—	—	(1)
Unearned stock-based compensation	—	—	10,354	(10,354)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	2,757	—	—	2,757
Net loss	—	—	—	—	—	(13,847)	(13,847)

Balances, December 31, 1999	2,069,685	2	10,695	(7,610)	—	(18,454)	(15,367)
Stock options exercised for cash and notes receivable from stockholders	1,603,925	2	1,388	—	(805)	—	585
Issuance of common stock related to initial public offering, net of issuance costs	8,025,000	8	110,183	—	—	—	110,191
Conversion of redeemable convertible preferred stock to common stock	18,137,486	18	36,789	—	—	—	36,807
Repurchase of unvested restricted stock	(8,864)	—	(3)	—	—	—	(3)
Exercise of warrants	40,736	—	—	—	—	—	—
Unearned stock-based compensation	—	—	12,012	(12,012)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	10,872	—	—	10,872
Beneficial conversion feature related to issuance of Series C redeemable convertible preferred stock	—	—	22,360	—	—	—	22,360
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	(22,360)	—	—	—	(22,360)
Net loss	—	—	—	—	—	(32,221)	(32,221)

Balances, December 31, 2000	29,867,968	$30	$171,064	$(8,750)	$(805)	$(50,675)	$110,864

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Cash flows from operating activities:
Net loss	$(32,221)	$(13,847)	$(3,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,499	677	224
Amortization of equipment under capital lease	32	28	12
Provisions for bad debt	—	104	—
Amortization of warrants issued in connection with loans	48	37	—
Amortization of unearned stock-based compensation expense	10,872	2,757	19
Changes in operating assets and liabilities:
Accounts receivable	(1,097)	(332)	(357)
Prepaid expenses	(740)	(143)	(29)
Other assets	(301)	(150)	—
Accounts payable	(1,836)	2,345	478
Accrued liabilities	2,685	889	56
Deferred revenue	8,553	387	559

Net cash used in operating activities	(12,506)	(7,248)	(2,390)

Cash flows from investing activities:
Purchase of short-term investments	(24,981)	—	—
Acquisition of property and equipment	(4,312)	(2,318)	(1,090)
Leasehold improvements	(861)	(1,147)	(341)

Net cash used in investing activities	(30,154)	(3,465)	(1,431)

Cash flows from financing activities:
Principal payments under capital lease obligations	(32)	(41)	—
Repayment of loans payable	(848)	(416)	—
Proceeds from the issuance of debt	2,911	3,300	—
Proceeds from the issuance of common stock, net of issuance costs	110,191	—	1
Proceeds from the issuance of preferred stock, net of issuance costs	22,360	—	11,467
Proceeds from the issuance of common stock under stock option plan, net of stock repurchased	582	83	—

Net cash provided by financing activities	135,164	2,926	11,468

Net increase (decrease) in cash and cash equivalents	92,504	(7,787)	7,647
Cash and cash equivalents, beginning of year	848	8,635	988

Cash and cash equivalents, end of year	$93,352	$848	$8,635

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$483	$225	$3
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment acquired under capital lease obligations	$20	$—	$93
Unearned stock-based compensation	$12,012	$10,354	$9
Issuance of notes receivable in exchange for common stock	$805	$—	$—

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY

    Deltagen, Inc. (the "Company"), was incorporated in Delaware on January 28, 1997, and is a leading provider of genomics-based information, products and programs that are used to discover drug targets and drug candidates and to accelerate pharmaceutical and biotechnology drug and product development. The Company researches, develops and uses technologies that build upon technology platforms to discover the function, role, usefulness and disease relevance of mammalian genes and secreted proteins in drug discovery and development. The technology enables the Company to select and target genes believed to be relevant to disease and delete, or "knock out," these genes in mice. The Company then uses an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode. The Company believes that the technology allows the Company to knock out genes in mice and to make discoveries on the mammalian function, role, usefulness and disease relevance of genes and secreted proteins in drug discovery faster and on a larger scale than has been previously possible.

    The Company's commercial operations commenced during 2000 at which time it emerged from the development stage. The Company has incurred net losses since inception of $50.7 million and is expected to incur losses for at least the next several years as research and development activities are expanded. To date, the Company has financed its operations primarily through sales of equity securities, contract payments under DeltaSelect and DeltaBase agreements and equipment financing arrangements. The Company will finance its operations primarily through its cash and cash equivalents and short-term investments, together with existing credit facilities and future revenues. There can be no assurance that the Company will not require additional funding, and should this prove necessary, the Company may sell additional shares of its common or preferred stock through private placements or further public offerings.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    Cash, cash equivalents and short-term investments are held in three financial institutions. Management regularly reviews these financial institutions for creditworthiness. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high-quality credit issuers.

    The Company's accounts receivable relate to contracts, and there is no collateral required for these accounts receivable. In 2000, two customers individually accounted for 56% and 18% of the Company's total revenue. At December 31, 2000, one customer accounted for 86% of the net accounts receivable balance. In 1999, three customers individually accounted for 64%, 20% and 14% of the Company's total revenue. At December 31, 1999, two customers individually accounted for 57% and 36% of the net accounts receivable balance. In 1998, three customers individually accounted for 55%, 28% and 18% of the Company's total revenue.

CERTAIN RISKS AND UNCERTAINTIES

    The Company's services are concentrated in highly competitive markets that are characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of services could have a material adverse effect on the Company's business and operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for loans and capital leases with similar terms, the carrying value of its debt and capital lease obligations approximate fair value.

CASH AND CASH EQUIVALENTS

    Investments with an original maturity of 90 days or less as of the date of purchase are considered cash equivalents. Cash equivalents consist of money market funds, corporate debt securities and obligations of governmental agencies.

SHORT-TERM INVESTMENTS

    The Company has classified its short-term investments as "available-for-sale," and they are carried at amortized cost which approximates fair value. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "interest income." Unrealized gains and losses are reported net of related taxes as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification method. There were no realized or unrealized gains or losses for all periods presented. At December 31, 2000, short-term investments consist of commercial paper. All short-term investments have scheduled maturities of less than one year.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset; seven years for laboratory equipment, three years for computer equipment and six years for furniture and fixtures. Leasehold improvements and capital leases are amortized over the lesser of their estimated useful lives or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

INCOME TAXES

    The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

REVENUE RECOGNITION

    Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and meet all customer-specified criteria, the price is fixed and determinable and collectibility is reasonably assured. Revenue derived from DeltaBase agreements is recognized on a straight-line basis over the term in which services are to be provided. Research and development collaboration agreements specify milestones to be met and the payments associated with meeting each milestone. Revenue derived from these contracts is recognized upon completion of the milestone. The amount of revenue recognized upon completion of each milestone is such that the earned revenue, as a percentage of total anticipated revenue, approximates the costs incurred in achieving the related milestone, as a percentage of the total anticipated costs. Where the contract does not specify milestones and payment is upon completion of the contract, revenue is recognized based on the percentage-of-completion method of accounting. Any payments received in advance of the completion of a milestone or services performed are recorded as deferred revenue.

RESEARCH AND DEVELOPMENT EXPENDITURES

    Research and development costs, including development costs of the Company's database product that do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed," are charged to operations as incurred.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees"; Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25"; and Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation."

    Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 9.

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

    A reconciliation of shares used in the calculations is as follows:

	Years Ended December 31,
	2000	1999	1998
	(in thousands except per share data)
Basic and diluted:
Net loss	$(32,221)	$(13,847)	$(3,352)
Deemed dividend related to beneficial conversion of preferred stock	(22,360)	—	—

Net loss attributable to common stockholders	$(54,581)	$(13,847)	$(3,352)

Weighted-average shares of common stock outstanding	14,122	1,849	1,810
Less: Weighted-average shares subject to repurchase	(1,501)	(769)	(1,391)

Weighted-average shares used in basic and diluted net loss per share	12,621	1,080	419

Net loss per share attributable to common stockholders	$(4.32)	$(12.82)	$(8.00)

    The following unvested common stock subject to repurchase, outstanding options and warrants (prior to the application of the treasury stock method) and convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Weighted-average effect of common stock equivalents:
Unvested common stock subject to repurchase	1,501	769	1,391
Options outstanding	1,936	1,205	160
Shares resulting from the conversion of:
Series A convertible preferred stock	—	3,429	3,429
Series B convertible preferred stock	—	7,510	3,987
Warrants to purchase convertible stock	204	35	—

Total common stock equivalents excluded from the computation of earnings per share as their effect was antidilutive	3,641	12,948	8,967

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. SFAS No. 133 will be effective for the first quarter of 2001. The Company does not believe that the implementation of SFAS No. 133 will have any significant impact on its financial position or results of operations.

3.  BALANCE SHEET COMPONENTS

    Property and equipment consists of the following:

	December 31,
	2000	1999
	(in thousands)
Laboratory equipment	$6,237	$3,459
Computer-related equipment	1,873	457
Furniture and fixtures	292	155
Leasehold improvements	2,764	1,903

Total	11,166	5,974
Less: Accumulated depreciation and amortization	(2,531)	(1,001)

Net	$8,635	$4,973

    Depreciation and amortization expense was $1,531,000, $705,000 and $236,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Property and equipment includes $113,000 and $93,000 of computers, vehicles and related equipment under capital lease at December 31, 2000 and 1999, respectively. Accumulated depreciation of assets under capital lease totaled $72,000 and $40,000 at December 31, 2000 and 1999, respectively.

    Other assets consist of the following:

	December 31,
	2000	1999
	(in thousands)
Deposits	$246	$150
Notes receivable	175	—
Other	43	13

Total	$464	$163

    Accrued liabilities consist of the following:

	December 31,
	2000	1999
	(in thousands)
Accrued professional fees	$1,019	$—
Accrued payroll/vacation	1,017	122
Other	1,633	862

	$3,669	$984

4.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases its facilities in San Carlos, California, under an operating lease that expires in February 2004, with an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for maintenance costs, taxes and insurance.

    The Company leases its facilities in Menlo Park, California, under an operating lease that expires in July 2004, with an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for 53% of the operating expenses, tax expenses, tenant's share of common area and tenant's share of utilities. In conjunction with the lease agreement, a standby letter of credit of $150,000 was issued in November 1999 with a financial institution, in favor of the landlord, as collateral for the fulfillment of the contract obligations. The letter of credit is secured by a cash deposit of the same amount and is automatically renewed on an annual basis, unless notice of cancellation is provided by 30 days in advance.

    The Company leases a second facility in Menlo Park, California, under an operating lease that expires in November 2005. Under the terms of the lease, the Company is responsible for 9.43% of the operating expenses, tenant's share of common area, tenant's share of utilities and 15.36% of tax expenses. In conjunction with the lease agreement, a standby letter of credit of $133,422 was issued in January 2001 with a financial institution, in favor of the landlord, as collateral for the fulfillment of the contract obligations. The letter of credit is secured by a cash deposit of the same amount and is automatically renewed on an annual basis, unless notice of cancellation is provided by 30 days in advance.

    The Company leases a third facility in Menlo Park, California, under an operating lease that expires in November 2005. Under the terms of the lease, the Company is responsible for 10.44% of the operating expenses, tenant's share of common area, tenant's share of utilities and 22.57% of tax expenses. In conjunction with the lease agreement, a standby letter of credit of $147,816 was issued in January 2001 with a financial institution, in favor of the landlord, as collateral for the fulfillment of the contract obligations. The letter of credit is secured by a cash deposit of the same amount and is automatically renewed on an annual basis, unless notice of cancellation is provided by 30 days in advance.

    Rent expense for the years ended December 31, 2000, 1999 and 1998, was $980,000, $496,000 and $162,000, respectively.

    Future minimum lease payments at December 31, 2000, are as follows:

(in thousands)
Year Ending December 31,
2001	$1,455
2002	1,501
2003	1,549
2004	1,057
2005	603

Total	$6,165

LEGAL MATTERS

    On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that the Company's methods of making knockout mice infringe United States Patent No. 5,789,215 (the '215 patent), under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that the Company infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, the Company responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in its favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the '215 patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the '215 patent) against Deltagen in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counterclaim asserts that Lexicon knew that the '215 patent was obtained by fraud and that the patent was invalid when it brought suit against Deltagen. The antitrust counterclaim also charges Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counterclaim seeks damages, including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer seeks a declaratory judgment that Deltagen does not infringe the claims of the '215 patent and that the patent is invalid. The answer also asserts that the patent was obtained by knowing and willful fraud on the United States Patent and Trademark Office, rendering the patent unenforceable. The Company intends to defend the action vigorously. The litigation is in the early stages, and its outcome cannot be predicted. The Company believes that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect the operations of the Company. The Company believes that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although the Company believes this modification was previously described by others prior to GenPharm's filing of its patent application, the Company has intentionally avoided the use of this modification.

    In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against the Company in the United States District Court for the Northern District of California. The complaint in this lawsuit alleges that the Company is infringing United States Patents Nos. 5,631,153; 5,464,764; 5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon claims to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The complaint seeks a judgment that the Company infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On November 8, 2000, the Company filed an answer denying infringement, and a counterclaim seeking a declaratory judgment that the patents are invalid. The counterclaim seeks an award of damages including attorney fees.

    The Company believes that the methods employed by the Company do not infringe these patents and that the patents are invalid. The Company believes that the Capecchi patents cover certain modifications to existing methods of generating knockout mice, such modifications that the Company does not practice. These modifications are therefore but one method available for use in generating knockout mice. Numerous equally effective design-arounds exist, as well as methods that predate the Capecchi patents that are in the public domain and thus outside the scope of the patent. Thus, if Lexicon prevails in any such lawsuit, the Company would only be prevented from using certain of its methods but would not be prevented from using all of its current methods. However, an adverse determination as to those certain methods could significantly affect the development and marketing of its existing function database and DeltaSelect programs and could cause the Company to incur significant financial liabilities that could materially affect its business and operating results.

    At this time no estimate can be made of the outcome or any possible loss that may be incurred. The litigation is in the early stages and its outcome cannot be predicted. We may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources which in turn could harm our business and financial results.

5.  RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSE AGREEMENTS

    The Company has entered into several significant research and development collaborations.

    In July 1998, the Company entered into a research contract with Merck & Co., Inc., to provide Knockout Mice Projects for a value of $850,000. A second contract was entered into in December 1999 to provide additional Knockout Mice Projects for an estimated value of $1,000,000. Each project is divided into milestones and payments are made based on achievement of these. Revenues recognized relating to the first contract were $161,000, $179,000, and $68,000 in 2000, 1999 and 1998, respectively. Revenues recognized relating to the second contract were $11,000 in 2000. Deferred revenues related to the agreements were $408,000 and $428,000 at December 31, 2000 and 1999, respectively.

    In October 1998, the Company entered into a research contract with Roche Bioscience, a division of Syntex (USA) Inc., to provide Knockout Mice Projects. The contract has an estimated value of $650,000. Payments to the Company will be based on the achievement of specific milestones. The revenues recognized relating to this contract were $62,000, $249,000 and $105,000 in 2000, 1999 and 1998, respectively. There were no deferred revenues related to this agreement at December 31, 2000 and 1999.

    In December 1998, the Company entered into a research contract with Pfizer Inc. to provide Knockout Mice Projects. The total estimated value of the contract is $970,000. The payments are based on the completion of each milestone. The revenues recognized relating to this contract were $155,000 and $790,000 in 2000 and 1999, respectively. Deferred revenues related to this agreement were $112,000 at December 31, 2000. There was no deferred revenue related to this agreement at December 31, 1999.

    The Company entered into a research contract with Tularik Inc. in February 1998 to perform phenotypic analysis on sets of knockout mice and to deliver to Tularik breeding pairs of mice. The total contract has an estimated value of $500,000, based upon the payment terms detailed in the contract. An initial payment of $250,000 was received. The Company may derive additional revenues from royalties paid by Tularik on a semi-annual basis. Royalties are equal to 1% of the net sales of royalty bearing products until the tenth anniversary of the first commercial sale of the royalty-bearing product, on a country-by-country basis. Additional royalty payments, based on a predetermined amount, will be made by Tularik upon initiation of a major phase of additional studies based on Deltagen-delivered projects. No royalties have been recognized or received as at December 31, 2000. The revenues relating to this contract amount to $132,000, $22,000 and $208,000 in 2000, 1999 and 1998, respectively. Deferred revenues related to this agreement were $137,000 and $19,000 at December 31, 2000 and 1999, respectively.

    In December 1999, the Company entered into a research contract with Schering-Plough Research Institute to provide Knockout Mice Projects. The estimated value of the contract is $1,000,000. Payments are based upon completion of each milestone. The revenues relating to this contract amount to $383,000 in 2000. Deferred revenues related to this agreement were $337,000 and $500,000 at December 31, 2000 and 1999, respectively.

    On March 15, 2000, the company negotiated the basic terms of a three-year consulting arrangement research collaboration agreement with Institut de Génétique et de Biologie Moléculaire et Cellulaire (IGBMC), a scientific institution. Deltagen determines which projects are to be conducted by IGBMC in the area of functional genomics and particularly knockout animals and disruption technologies. The costs and expenses related to the projects will be shared by Deltagen and IGBMC. In conjunction with this agreement, a three-year warrant to purchase 457,143 shares of Series C preferred stock of Deltagen at a price of $3.13 per share was granted to IGBMC as of July 25, 2000. The warrant will vest in its entirety on the four-month anniversary of the commencement date of consulting work performed by IGBMC under the agreement. The chief executive officer of IGBMC is the father of one of the members of Deltagen's board of directors. The agreement has not yet become effective. For the purpose of valuing the warrants in accordance with EITF 96-18, no measurement date has occurred; therefore, no value has been attributed to these warrants.

    On June 27, 2000, the Company entered into its first DeltaBase subscription agreement with GlaxoSmithKline plc. Under the DeltaBase agreement, GlaxoSmithKline plc has the right to access DeltaBase information on gene function and validated gene targets based upon knockout mouse studies. The DeltaBase agreement also grants GlaxoSmithKline plc non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive an aggregate of $5,000,000 in subscription licensing fees during each year of the three-year term. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on milestones achieved and on products developed by GlaxoSmithKline plc, if any, using DeltaBase information, materials and related intellectual property. GlaxoSmithKline plc may, however, terminate the agreement for any reason within the first three months after the one-year anniversary of the effective date upon payment of a specified termination fee. The revenues recognized relating to this agreement were $1,154,000 in 2000. Deferred revenues related to this agreement were $1,416,000 at December 31, 2000.

    On December 22, 2000, the Company entered into its second DeltaBase subscription agreement with Pfizer Inc. Under the DeltaBase agreement, Pfizer Inc. has the right to access DeltaBase information on gene function and validated gene targets based upon knockout mouse studies. The DeltaBase agreement also grants Pfizer Inc. non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive an aggregate of $15,300,000 in subscription licensing and access fees over the three-year term of the agreement. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on milestones achieved and on products developed by Pfizer Inc., if any, using DeltaBase information, materials and related intellectual property. No revenues were recognized relating to this agreement in 2000. Deferred revenues related to this agreement were $7,050,000 at December 31, 2000.

6.  CAPITAL LEASE OBLIGATIONS

    In June 1998, the Company entered into a three-year capital lease agreement for $93,000, bearing interest at 10.58% per year. The leased equipment includes various items of computer hardware.

    In June 2000, the Company entered into a three-year capital lease agreement for $20,000, bearing interest at 10.39% per year. The leased equipment includes a vehicle and related equipment.

    At December 31, 2000, future minimum lease payments under the non-cancellable capital lease are as follows:

(in thousands)
Year Ending December 31,
2001	$29
2002	4
2003	12

Total minimum lease payments	45
Less: Amount representing interest	(5)

Present value of future minimum lease payments	40
Less: Current portion	(25)

Total capital lease obligations, net current portion	$15

7.  LOANS PAYABLE

    In December 1998, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $1,800,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan.

    In January 1999 and March 1999, the Company incurred loans of $872,000 and $928,000, respectively, for a total financing of $1,800,000. These loans bear respective interest rates of 10.87% and 11.11% and are required to be repaid in 48 monthly installments, beginning in January 1999 and April 1999, respectively.

    In accordance with this loan agreement, the financial institution received a warrant to purchase 23,510 shares of the Company's Series B preferred stock at a price of $1.53 per share. The warrant term is seven years and expires in January 2006. The value of the warrant was calculated using the Black-Scholes pricing model and has been charged to additional paid-in capital and is being amortized to interest expense over the life of the loan. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, term of seven years, expected volatility of 75% and risk-free interest rate of 4.96%. In September 2000, the warrant was exercised.

    The Company recorded a loan discount related to these warrants of $99,000, of which $26,000 and $21,000 have been amortized to interest expenses during the years ended December 31, 2000 and 1999, respectively.

    In March 1999, the Company entered into a loan agreement with a financial institution to obtain up to six loans totaling up to $1,500,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan.

    In June 1999 and November 1999, the Company incurred loans of $919,000 and $581,000, respectively, obtaining a total financing of $1,500,000. These loans bear respective interest rates of 11.25% and 11.89% and are required to be repaid in 48 monthly installments, beginning in July 1999 and November 1999, respectively.

    In March 1999, in conjunction with this loan agreement, the Company issued a warrant to purchase 19,591 shares of Series B preferred stock at a price of $1.53 per share. The warrant has a seven-year term and expires in March 2006. The value of the warrant was calculated using the Black-Scholes pricing model and has been charged to additional paid-in capital and is being amortized to interest expense over the life of the loan. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, term of seven years, volatility of 75% and risk-free interest rate of 5.23%. In September 2000, the warrant was exercised.

    The Company recorded a loan discount related to these warrants of $86,000, of which $22,000 and $16,000 have been amortized to interest expense during the years ended December 31, 2000 and 1999, respectively.

    In June 2000, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $6,500,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan.

    During June 2000, the Company incurred loans of $1,262,000 and $1,649,000 for a total financing of $2,911,000. These loans bear respective interest rates of 12.75% and 12.49% and are required to be repaid in 36 and 48 monthly installments, respectively, beginning in July 2000.

    The related loans payable balances at December 31, 2000, are as follows:

(in thousands)
Notes payable in monthly installments at interest rates ranging from 10.87% to 12.75% maturing from January to June 2004	$4,947
Less: Current portion	(1,599)
Less: Discount due to warrants	(100)

Loans payable, less current portion	$3,248

    Future principal payments of loans payable at December 31, 2000, are as follows:

(in thousands)
Year Ending December 31,
2001	$1,599
2002	1,844
2003	1,254
2004	250

Total	$4,947

8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In February and May 1997, the Company issued 3,428,571 shares of Series A redeemable convertible preferred stock at $0.88 per share for net proceeds of $2,980,000. In February and July 1998, the Company issued 7,510,206 shares of Series B redeemable convertible preferred stock at $1.53 per share for net proceeds of $11,467,000. In January 2000, the Company issued 7,198,709 shares of Series C redeemable convertible preferred stock at $3.13 per share for net proceeds of $22,360,000. The difference between the conversion price of the Series C redeemable convertible preferred stock and the fair market value of the common stock on the transaction date resulted in a beneficial conversion feature of approximately $22,360,000, which has been reflected as a preferred stock dividend in the December 31, 2000, financial statements.

    Upon the closing of the Company's initial public offering, all of the Company's outstanding redeemable convertible preferred stock converted into 18,137,486 shares of common stock.

9.  STOCKHOLDERS' EQUITY (DEFICIT)

STOCK SPLIT

    In July 2000, the Company effected an 8-for-7 forward split of its preferred and common stock. All common stock data and common stock option plan information in this report has been restated to reflect the split.

COMMON STOCK

    At December 31, 2000, the Company had reserved sufficient shares of common stock for issuance upon the exercise of stock options and warrants. Common stockholders are entitled to dividends as and when declared by the board of directors subject to prior rights of the preferred stockholders. The holders of each share of common stock are entitled to one vote.

    In August 2000, the Company completed its initial public offering of 8,025,000 shares of common stock, including 1,025,000 shares in connection with the exercise of the underwriters over over-allotment option, at a price of $15.00 per share, that raised approximately $110,191,000, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company's redeemable convertible preferred stock converted into 18,137,486 shares of common stock.

    Common stock held by certain employees and non-employees is subject to stock purchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the initial issuance price. The Company's right to repurchase these shares generally lapses at the rate of 25% per year from the date of the agreement. At December 31, 2000, 1999 and 1998, 1,384,997; 709,714 and 970,286 shares of common stock remain subject to the Company's right of repurchase, respectively.

STOCK OPTION PLANS

    In April 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of stock options and restricted shares to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISOs) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (NSOs) may be granted to Company employees and consultants. At December 31, 2000, the Company has reserved 4,293,462 shares of common stock for issuance under the Plan.

    Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that (i) the exercise price of an ISO and NSO may not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over four years.

    In April 2000, the board of directors adopted the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the granting of incentive stock options (ISOs), non-statutory stock options, restricted shares, stock units or stock appreciation rights (SARs), to employees, non-employee directors and consultants.

    Under the 2000 Plan, 5,485,714 shares of common stock have been authorized for issuance that will terminate no later than 2010. On January 1 of each year the number of shares reserved for issuance will be increased, but limited to a total of 45,714,286 authorized shares.

    Non-employee directors shall automatically be granted a non-statutory option to purchase 22,857 shares as a result of their appointment as directors on, or after, the effectiveness of an initial public offering of the stock; such option to vest monthly over a three-year period. They will then receive a non-statutory option to purchase 5,714 shares on an annual basis; such option to vest over one year. In other cases, the vesting conditions of restricted shares, stock options, SARs or stock units granted will be specified in each individual agreement. Certain stock options granted are subject to acceleration of vesting in the event of a change in control of the Company. The purchase price for restricted shares and the exercise price for stock options and SARs will be determined by the Committee in charge of the 2000 Plan administration. The exercise price of an ISO shall not be less than 100% of the fair market value of a share on the date of grant and the term shall not exceed ten years.

    Activity under the two plans is as follows:

		Outstanding Options
	Options Available for Grant
		Number of Options	Aggregate Price	Weighted-Average Exercise Price
	(in thousands, except per share amount)
Options reserved at plan inception	202	—	$—	$—
Additional shares reserved	1,349	—	—	—
Options granted	(806)	806	247	0.31

Balances, December 31, 1998	745	806	247	0.31
Additional shares reserved	914	—	—	—
Options granted	(1,364)	1,364	418	0.31
Options exercised	—	(272)	(84)	0.31
Options cancelled	110	(110)	(34)	0.31

Balances, December 31, 1999	405	1,788	547	0.31
Additional shares reserved	7,314	—	—	—
Options granted	(2,942)	2,942	30,365	10.32
Options exercised	—	(1,604)	(1,390)	0.87
Options cancelled	69	(69)	(314)	4.54

Balances, December 31, 2000	4,846	3,057	$29,208	$9.55

    At December 31, 1999, 1,788,000 options were outstanding at an average exercise price of $0.31, all of which were exercisable but none of which were vested at that date.

    The options outstanding, vested and exercisable by exercise price as at December 31, 2000, are as follows:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
(in thousands, except per share data)
$0.31 to $1.57	1,224	8.49	$0.66	488	$0.36
$7.88 to $10.88	303	9.56	$8.67	—	$8.67
$12.00 to $13.00	843	9.62	$12.46	—	$12.46
$16.88 to $29.00	687	9.74	$22.23	15	$16.88

	3,057	9.19	$9.55	503	$0.85

PRO FORMA STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net loss would have been as follows:

	Years Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Net loss attributable to common stockholders—as reported	$(54,581)	$(13,847)	$(3,352)
Net loss attributable to common stockholders—pro forma	$(58,107)	$(13,921)	$(3,377)
Basic and diluted net loss per common share:
As reported	$(4.32)	$(12.82)	$(8.00)
Pro forma	$(4.60)	$(12.89)	$(8.05)

    Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions for grants:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	6.09%	5.88%	4.94%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Volatility	75%	0%	0%

    The expected life is based on the assumption that stock options on average are exercised one year after they are fully vested. The risk-free interest rate was calculated in accordance with the grant date and the life term of the options.

    Based on the above assumptions, the weighted-average fair values per share of options granted under the Plan were $10.54, $7.86 and $0.07 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The weighted-average minimum values per share of restricted shares granted was $0.31 for the year ended December 31, 1998. (No shares were granted in the years ended December 31, 2000 and 1999.)

UNEARNED STOCK-BASED COMPENSATION

    During 2000, 1999 and 1998, the Company issued stock options and restricted shares to certain employees with exercise prices below the deemed fair value of the Company's common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded unearned stock-based compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's common stock at the date of grant. This unearned stock-based compensation is amortized to expense over the period during which the options vest, generally four years, using the method set out in FIN No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. The Company has recorded unearned stock-based compensation for options and restricted shares granted to employees of $10,415,000, $10,178,000 and $2,000 for the years ended December 31, 2000,

1999 and 1998, of which $9,786,000, $2,651,000 and $10,000 have been amortized to expenses during fiscal years 2000, 1999 and 1998.

    For stock options and restricted stock granted to non-employees, generally for future services, the fair value of the options, measured using the Black-Scholes option pricing model, is initially recorded as unearned stock-based compensation on the date of grant. As the non-employee fulfills the terms of the option grants relating to continued service to the Company, the Company revalues the remaining unvested options, with the change in fair value from period to period represented as additional unearned stock-based compensation. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. The unearned stock-based compensation is amortized to expense over the period during which services are performed, generally four years, using the method set out in FIN No. 28. Amortization of unearned stock-based compensation for options granted to non-employees was $1,086,000, $106,000 and $9,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTES RECEIVABLE FROM STOCKHOLDERS

    In March 2000, the Company issued 514,286 shares of common stock to two officers in exchange for full recourse promissory notes of $805,000. The promissory notes are collateralized by the common stock and accrue interest at 6.8% per annum. The principal and all accrued and unpaid interest are due and payable in March 2004, or upon the termination of employment.

WARRANTS

    In September 2000, the Company issued a warrant to purchase 15,000 shares of common stock at $16.88 per share to a non-employee. The warrant is fully vested and exercisable for three years from the date of issuance. The fair value of the warrant of approximately $265,000 was expensed in the year ended December 31, 2000.

    The fair value of the warrant calculated on the date of issuance was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected term of the warrant of three years; risk-free interest rate of 5.86% and volatility of 75%.

2000 EMPLOYEE STOCK PURCHASE PLAN

    In April 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the "2000 ESPP"). Under the 2000 ESPP, 1,142,857 shares of common stock have been reserved for issuance, subject to increase on the first day of each fiscal year, commencing 2001. The 2000 ESPP contains overlapping 24-month offering periods and successive 6-month accumulation periods. The price of stock purchased under the ESPP shall be the lower of 85% of the fair market value of such shares on the last trading day in such accumulation period or 85% of the fair market value of such shares on the last trading day before the commencement of the applicable offering period.

10. EMPLOYEE BENEFIT PLAN

    In 1999, the Company established a 401(k) Plan to provide tax-deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the Plan of up to 20% of their compensation, limited by certain Internal Revenue Service restrictions. The Company's matching contribution is discretionary as determined by the board of directors. The Company has not contributed to the plan since its inception.

11. RELATED PARTIES

    In connection with the research and development contract with Tularik, described in Note 5, Tularik purchased 489,797 shares of Series B redeemable convertible preferred stock at a price of $1.53 per share in February 1998. There were no outstanding receivables relating to this agreement as at December 31, 2000 and 1999.

12. INCOME TAXES

    The components of the net deferred tax assets as of December 31, 2000 and 1999:

	December 31,
	2000	1999
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,032	$6,386
Research and experimental credits	2,462	1,022
Cumulative temporary differences	6,640	1,189

Total	23,134	8,597
Deferred tax liabilities:
Depreciation and amortization	1,050	219

Net deferred tax assets	22,084	8,378
Valuation allowance	(22,084)	(8,378)

Total	$—	$—

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

    At December 31, 2000, the Company had federal and state operating loss carryforwards of approximately $36,623,000 and $27,092,000, respectively, and federal and state tax credits of approximately $1,621,000 and $1,273,000, respectively. These carryforwards will expire between 2006 and 2020, if not utilized.

    The U.S. federal income tax rules may restrict the utilization of the operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation.

13. SEGMENT INFORMATION

    The Company operates in one segment, using one measure of profitability to manage its business. All long-lived assets are maintained in the United States. Revenues for geographic regions are based upon the customer's location.

    Following is a summary of geographic information related to customers:

	2000	1999	1998
	(in thousands)
United States	$905	$1,240	$381
Europe	1,175	—	—

Total	$2,080	$1,240	$381

14. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

    Selected quarterly financial data for 2000 and 1999 is summarized as follows:

	2000 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue	$286	$268	$206	$1,320
Loss from operations	$(7,386)	$(8,989)	$(9,593)	$(9,282)
Net loss attributable to common stockholders	$(29,655)	$(8,864)	$(8,589)	$(7,473)
Net loss per common share, basic and diluted	$(18.56)	$(5.27)	$(0.44)	$(0.26)
Weighted-average number of shares	1,598	1,681	19,437	28,345
Common stock price range:
High			$32.00	$31.00
Low			15.00	7.50
	1999 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue	$221	$457	$244	$318
Loss from operations	$(2,263)	$(2,596)	$(3,932)	$(5,045)
Net loss attributable to common stockholders	$(2,195)	$(2,580)	$(3,957)	$(5,115)
Net loss per common share, basic and diluted	$(2.44)	$(2.55)	$(3.52)	$(4.02)
Weighted-average number of shares	898	1,011	1,123	1,272

    Net loss attributable to common stockholders in the first quarter of 2000 included a deemed dividend related to the beneficial conversion feature of preferred stock of $22,360,000 and related net loss per share of $13.99. There were 156 registered common stockholders as of March 8, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Some of the information required by this item is incorporated by reference from Deltagen's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above regarding the executive officers.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference from Deltagen's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference from Deltagen's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference from Deltagen's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Management Indebtedness."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements of the Company are included in Part II, Item 8:

      Report of Independent Accountants

      Balance Sheets

      Statements of Operations

      Statements of Stockholders' Equity (Deficit)

      Statements of Cash Flows

      Notes to Financial Statements

    All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

  (3)
  Exhibits:

    See attached Exhibit Index.

  (b)
  The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2000:

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2001

By:	/s/ WILLIAM MATTHEWS William Matthews President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS WILLIAM MATTHEWS AND RICHARD H. HAWKINS, AND EACH OF THEM, AS HIS ATTORNEY-IN-FACT, WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING OUR SIGNATURES AS THEY MAY BE SIGNED BY OUR SAID ATTORNEY TO ANY AND ALL AMENDMENTS TO SAID REPORT ON FORM 10-K.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ WILLIAM MATTHEWS William Matthews	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2001
/s/ RICHARD H. HAWKINS Richard H. Hawkins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2001
/s/ VICENTE ANIDO, JR. Vicente Anido, Jr.	Director	April 2, 2001
/s/ PHILIPPE O. CHAMBON Philippe O. Chambon	Director	April 2, 2001

/s/ THOMAS A. PENN Thomas A. Penn	Director	April 2, 2001
/s/ F. NOEL PERRY F. Noel Perry	Director	April 2, 2001
/s/ WILLIAM A. SCOTT William A. Scott	Director	April 2, 2001
/s/ NICHOLAS J. SIMON Nicholas J. Simon	Director	April 2, 2001

EXHIBIT INDEX

    Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

EXHIBIT NO.	EXHIBIT
3(i).1	Restated Certificate of Incorporation (1)
3(ii).1	Bylaws of the Registrant (2)
4.1	Specimen Common Stock Certificate (3)
4.2	Investors' Rights Agreement dated May 27, 1999 (3)
4.3	Investors' Rights Agreement dated January 21, 2000 (3)
10.1.1	1998 Stock Incentive Plan (3)
10.1.2	Form of Option Agreement under 1998 Stock Incentive Plan (3)
10.2.1	2000 Stock Incentive Plan (3)
10.2.2	Form of Incentive Option Agreement under 2000 Stock Incentive Plan (3)
10.2.3	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan (3)
10.3	2000 Employee Stock Purchase Plan (3)
+10.4	Agreement with University of Edinburgh (3)
10.5.1	Lease Agreement for 1031 Bing Street, San Carlos, California (3)
10.5.2	Addendum to Lease Agreement (3)
10.5.3	First Amendment to Lease Agreement (3)
10.6	Lease Agreement for 1003 Hamilton Avenue, Menlo Park, California (3)
10.7	Form of Indemnification Agreement (3)
10.8	Agreement with William Matthews, Ph.D. (3)
10.9	Agreement with Mark W. Moore, Ph.D. (3)
10.10	Agreement with Augustine G. Yee, Esq. (3)
10.11	Agreement with Terry Coley, Ph.D. (3)
10.12	Series B Preferred Stock Warrant issued to Silicon Valley Bank (3)
10.13	Series B Preferred Stock Warrant issued to LMSI (3)
10.14	Agreement with IGBMC (3)
10.15	Promissory Note between Deltagen and William Matthews, Ph.D. (3)
10.16	Promissory Note between Deltagen and Mark W. Moore, Ph.D. (3)
+10.17	Agreement with Roche Biosciences, Inc. dated October 2, 1998 (3)
+10.18	Agreement with Pfizer, Inc. dated December 22, 1998 (3)
+10.19	Agreement with Schering-Plough dated December 16, 1999 (3)
+10.20	Agreement with Merck dated December 21, 1999 (3)
+10.21	Agreement with Glaxo dated June 27, 2000 (3)
+10.22	Collaboration Agreement with Glaxo dated June 27, 2000 (3)
+10.23	Agreement with Affymetrix, Inc. dated July 12, 2000 (3)
10.24	Series C Preferred Stock Warrant issued to IGBMC (3)
10.25	Lease Agreements for 1210 and 1255 Hamilton Court, Menlo Park, California
+10.26	Agreement with Pfizer, Inc. dated July 1, 2000
10.27	Agreement with John E. Burke
10.28	Agreement with Richard Hawkins
10.29	Agreement with Brian Crowley
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney. See page 71.

(1)
Incorporated by reference to Exhibit 3.(i).3 filed with Registrant's Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.

(2)
Incorporated by reference to Exhibit 3.(ii).2 filed with Registrant's Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.

(3)
Incorporated by reference to the identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.

+
Confidential treatment has been requested with respect to portions of these agreements.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K