Form 10-Q
period 2001-03-31
DELTAGEN INC
filed 2001-05-14
CIK 1034072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	29,895,666
Class	Outstanding at May 4, 2001

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

Part I. Financial Information
Item 1. Financial Statements

DELTAGEN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$90,904	$93,352
Short term investments	19,849	24,981
Accounts receivable, net	2,773	1,682
Prepaid expenses	1,595	945
Total current assets	115,121	120,960

Property and equipment, net	9,096	8,635
Other assets	623	464
Total assets	$124,840	$130,059

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,229	$1,140
Accrued liabilities	3,338	3,669
Current portion of capital lease obligations	17	25
Current portion of loans payable	1,678	1,599
Current portion of deferred revenue	6,934	6,820
Total current liabilities	15,196	13,253

Capital lease obligations, less current portion	15	15
Loans payable, less current portion	2,758	3,248
Deferred revenue, less current portion	2,411	2,679

Total liabilities	20,380	19,195

Commitments and Contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value:
Authorized: 75,000,000 shares
Issued and outstanding: 29,891,666 and 29,867,968 at March 31, 2001 and December 31, 2000, respectively	30	30
Additional paid-in capital	169,518	171,064
Unearned stock-based compensation	(6,536)	(8,750)
Notes receivable from stockholders	(805)	(805)
Accumulated deficit	(57,747)	(50,675)
Total stockholders' equity	104,460	110,864

Total liabilities and stockholders equity	$124,840	$130,059

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Contract revenue	$2,451	$286
Costs and expenses:
Research and development	8,201	5,627
Selling, general and administrative	2,893	2,045
Total costs and expenses	11,094	7,672
Loss from operations	(8,643)	(7,386)
Interest income	1,727	180
Interest expense	(156)	(89)
Net loss	(7,072)	(7,295)
Deemed dividend related to beneficial conversion feature of preferred stock	-	(22,360)
Net loss attributable to common stockholders	$(7,072)	$(29,655)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(18.56)
Weighted average shares used in computing net loss per share, basic and diluted	28,601	1,598

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(7,072)	$(7,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	245
Provisions for bad debt	22	-
Amortization of warrants issued in connection with loans	12	12
Amortization of unearned stock-based compensation expense	792	2,762
Amortization of discount on short-term investments	(151)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,113)	478
Prepaid expenses	(650)	11
Other assets	(159)	(481)
Accounts payable	1,198	(340)
Accrued liabilities	(331)	542
Deferred revenue	(154)	(175)
Net cash used in operating activities	(7,095)	(4,241)
Cash flows from investing activities:
Purchase of short-term investments	(19,717)	-
Maturities of short-term investments	25,000	-
Acquisition of property and equipment	(242)	(1,441)
Leasehold improvements	(7)	-
Net cash provided by (used in) investing activities	5,034	(1,441)
Cash flows from financing activities:
Principal payments under capital lease obligations	(8)	(8)
Repayment of loans payable	(423)	(130)
Proceeds from the issuance of preferred stock, net of issuance costs	-	22,360
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	44	573
Net cash provided by (used in) financing activities	(387)	22,795
Net increase (decrease) in cash and cash equivalents	(2,448)	17,113
Cash and cash equivalents, beginning of period	93,352	848
Cash and cash equivalents, end of period	$90,904	$17,961
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$156	$77
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$723	$-
Issuance costs included in accounts payable	$168	$-
Unearned stock-based compensation	$-	$10,459
Reversal of unearned stock-based compensation	$1,422	$-

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2001

1. Business of the Company

             Deltagen, Inc. (the "Company"), is a leading provider of genomics-based information, products and programs that are used to discover drug targets and drug candidates and to accelerate pharmaceutical and biotechnology drug and product development. The Company researches, develops and uses technologies that build upon technology platforms to discover the function, role, usefulness and disease relevance of mammalian genes and secreted proteins in drug discovery and development. The technology enables the Company to select and target genes believed to be relevant to disease and delete, or "knock out," these genes in mice. The Company then uses an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode. The Company believes that the technology allows the Company to knock out genes in mice and to make discoveries on the mammalian function, role, usefulness and disease relevance of genes and secreted proteins in drug discovery faster and on a larger scale than has been previously possible.

2. Basis of Presentation

             The accompanying interim consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

             These interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2001.

3.  Net Loss Per Share

             Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants.  Dilutive securities of 4,333,639 and 1,305,439 have been excluded from the diluted earnings per share calculations for the periods ended March 31, 2001 and 2000, respectively, as they have an antidilutive effect due to the Company's net losses.

             A reconciliation of shares used in the calculations is as follows:

	Three Months Ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Basic and diluted:
Net loss	$(7,072)	$(7,295)
Deemed dividend related to beneficial conversion feature of preferred stock	-	(22,360)
Net loss attributable to common stockholders	$(7,072)	$(29,655)
Weighted average shares of common stock outstanding	29,888	2,446
Less: Weighted average shares subject to repurchase	(1,287)	(848)
Weighted average shares used in basic and diluted net loss per share	28,601	1,598
Net loss per share attributable to common stockholders	$(0.25)	$(18.56)

4.  Commitments and Contingencies

             On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint in the lawsuit alleges that the Company's methods of making knockout mice infringe United States Patent No. 5,789,215 (the '215 patent), under which Lexicon claims to be an exclusive licensee. The complaint seeks a judgment that the Company infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, may be trebled. On June 13, 2000, the Company responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in its favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the '215 patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the '215 patent) against Deltagen in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counterclaim asserts that Lexicon knew that the '215 patent was obtained by fraud and that the patent was invalid when it brought suit against Deltagen. The antitrust counterclaim also charges Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counterclaim seeks damages, including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer seeks a declaratory judgment that Deltagen does not infringe the claims of the '215 patent and that the patent is invalid. The answer also asserts that the patent was obtained by knowing and willful fraud on the United States Patent and Trademark Office, rendering the patent unenforceable.  A claim construction hearing is scheduled for October 4, 2001.  The Company intends to defend the action vigorously. The outcome of the hearing and the litigation cannot be predicted. The Company believes that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect the operations of the Company. The Company believes that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although the Company believes this modification was previously described by others prior to GenPharm's filing of its patent application, the Company has intentionally avoided the use of this modification.

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

             A claim construction hearing is set for September 10, 2001, the outcome of which cannot be predicted with certainty.  The litigation is in the early stages and its outcome cannot be predicted. We may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources which in turn could harm our business and financial results.

Item 2.              Management's Discussion and Analysis of Financial Conditions and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

             This report contains forward-looking statements.  The forward-looking statements are contained principally in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

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
• the litigation between us, the University of Utah Research Foundation and Lexicon Genetics Incorporated;
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

             In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in this report in greater detail under the heading "Risk Factors."  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.

             You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

             YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

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

                          We are implementing a strategy to integrate our;

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

             We have used these systems to establish our products and programs that include our

• Large-scale program to generate mammalian gene knockout animals and to discover gene function

• DeltaBase(TM) portfolio of gene knockout animal models and mammalian gene function data analysis and management database

• DeltaXpress(TM) microarray-based mammalian gene knockout expression data program

• Mammalian gene knockout secreted protein discovery programs, including our Delta-GT(TM) secreted gene trap program

• Internal early-stage biopharmaceutical product development programs, including our CD123 antigen program in-licensed as a potential treatment for acute myelogenous leukemia (AML)

             To date, we have generated revenue from our DeltaBase and DeltaSelect(TM) programs.

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

                          We have DeltaBase agreements with both GlaxoSmithKline plc and Pfizer Inc. Each of these agreements provides for payments aggregating $15 million over three years. In addition, we may receive additional fees for access to our intellectual property.  In the first quarter of 2000, we derived all of our revenue from the development and analysis of knockout mice under our DeltaSelect program. We anticipate that a significant portion of our future revenues will be derived from periodic licensing fees under agreements with DeltaBase subscribers.

	For the Three Months
	Ended March 31,
Revenue:	2001	2000
	(in thousands)
DeltaSelect	$319	$286
DeltaBase	2,132	-
Total	$2,451	$286

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

             We had net losses of $7.1 million and $7.3  million for the three months ended March 31, 2001 and 2000, respectively. The net loss attributable to common stockholders for the three months ended March 31, 2000, was $29.7 million, after a dividend of $22.4 million relating to a beneficial conversion feature on our Series C redeemable convertible preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs. This amortization was $792,000 and $2.8 million for the three months ended March 31, 2001 and 2000, respectively. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development and general legal activities. In connection with the development and expansion of our gene function and gene expression databases and our secreted protein program, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years.

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

             During the three months ended March 31, 2001, we reversed approximately $1.4 million of unearned stock-based compensation relating to terminated employees.  During the three months ended March 31, 2000 we recorded unearned stock-based compensation of approximately $10.5 million. These amounts are being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years.

             We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

Results of Operations

             Contract revenue increased by $2.2 million to $2.5 million for the three months ended March 31, 2001 from $286,000 for the comparable period in 2000.  The increase was due to revenue from our DeltaBase gene function database product. In the first three months of 2000, all of our revenue came from DeltaSelect contracts with GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc., Roche Bioscience, Schering-Plough Research Institute and Tularik Inc.

             Research and development expenses were $8.2 million for the three months ended March 31, 2001 and $5.6 million for the comparable period in 2000. Excluding amortization of unearned stock-based compensation expenses, research and development expenses increased by $3.2 million to $7.3 million for the three months ended March 31, 2001 from $4.1 million in the comparable period of 2000.  This increase was primarily attributable to continued growth of research and development activities, including $2.3 million related to increased personnel and laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs and $802,000 in higher depreciation and amortization and facilities expenses.

             Selling, general and administrative expenses were $2.9 million during the first three months of 2001 and $2.0 million for the comparable period of 2000. Excluding amortization of unearned stock-based compensation costs, selling, general and administrative expenses increased by $2.2 million to $3.0 million for the three months ended March 31, 2001 from $774,000 in the comparable period of 2000.  This increase included $947,000 related to staffing and infrastructure costs, $822,000 related to marketing and advertising costs and $456,000 related to legal and professional fees.

             We had net interest income of $1.6 million and $91,000 for the three months ended March 31, 2001 and 2000, respectively. This increase resulted from increased cash and investment balances as a result of an additional private equity financing and the completion of our initial public offering during 2000.

Liquidity and Capital Resources

             At March 31, 2001, we had $110.8 million in cash, cash equivalents and short-term investments, compared with $118.3 million at December 31, 2000. This $7.5 million decrease was due primarily to the use of $7.1 million in operating activities and $431,000 in debt repayments.  The use of cash in operating activities in the first three months of 2001 consisted primarily of the net loss for the period of $7.1 million and changes in operating assets and liabilities of $1.2 million offset in part by non-cash charges of $1.2 million related to depreciation and amortization expenses including the amortization of unearned stock-based compensation. We expect to devote substantial capital resources for facilities and equipment to support expansion of our research and development efforts, to expand our sales and marketing organization and for other general corporate activities. We believe that our current cash and short-term investment balances, together with revenues we believe will be derived from subscriptions to our gene function database and collaborative research agreements, will be sufficient to fund our operations through at least 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements or we make acquisitions or other investments, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility.

             Deltagen has not paid any cash dividends on its common stock in the past. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

                          Prior to February, 2001 we operated solely in the United States.  Beginning February 15, 2001, our European subsidiary, Deltagen Europe S.A. began operations.  The expenses of these European operations have not been material and all sales of Deltagen products to date have been made in U.S. dollars.  Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

             We have had net losses every year since our inception in 1997 and, as of March 31, 2001, had an accumulated deficit of $57.7 million. We had net losses of $7.1 million and $7.3 million in for the three months ended March 31, 2001 and 2000, respectively. The net loss for the three months ended March 31, 2000 is before a $22.4 million deemed dividend related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

             We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have two subscribers for our gene function database. We have generated only limited revenues amounting to approximately $2.1 million, $1.2 million and $381,000 for the fiscal years ended 2000, 1999 and 1998, respectively. For the three months ended March 31, 2001 and 2000 we recognized revenues of $2.5 million and $286,000, respectively.  Our success will depend upon, among other things, our ability to enter into licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Moreover, we had no experience selling our data, and we had never provided a gene database before. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

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

             We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program. As of March 31, 2001, we had approximately 240 full-time employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

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

             A claim construction hearing is scheduled for October 4, 2001.  The outcome of the hearing or the litigation cannot be predicted. We believe that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect our operations. We believe that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although we believe this modification was previously described by others prior to GenPharm's filing of its patent application, we have intentionally avoided the use of this modification.

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

             We believe that the methods employed by us do not infringe these patents and that the patents are invalid. We believe that the Capecchi patents cover certain modifications to existing methods of generating knockout mice, such modifications that we do not practice. These modifications are therefore but one method available for use in generating knockout mice. Numerous equally effective design-arounds exist, as well as methods that predate the Capecchi patents that are in the public domain and thus outside the scope of the patent. Thus, if Lexicon prevails in any such lawsuit, we would only be prevented from using certain of our methods but would not be prevented from using all of our current methods. However, an adverse determination as to those certain methods could significantly affect the development and marketing of our existing function database and DeltaSelect programs and could cause us to incur significant financial liabilities that could materially affect our business and operating results.

             A claim construction hearing is scheduled for September 10, 2001, the outcome of which cannot be predicted with certainty.  The litigation is in the early stages and its outcome cannot be predicted.

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

             Preclinical studies include laboratory evaluation of the product chemistry, formulation, and stability, as well as animal studies to assess the safety and potential efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical studies, together with manufacturing information and analytical data are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. The IND automatically will become effective in 30 days unless the FDA, before that time, raises concerns or questions and imposes a "clinical hold". In such case, the IND sponsor must resolve with the FDA any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design.

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

             We had 29,891,666 shares of common stock outstanding at March 31, 2001.

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

             Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 63 % of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

PART II.  OTHER INFORMATION
Item 1. – Legal Proceedings

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

             A claim construction hearing is set for October 4, 2001.  Neither the outcome of the hearing nor of the litigation can be predicted. We believe that if Lexicon were to prevail in this lawsuit, the impact would not significantly affect our operations. We believe that the methods covered by the '215 patent represent a modification of prior methods of generating knockout mice. Although we believe this modification was previously described by others prior to GenPharm's filing of its patent application, we have intentionally avoided the use of this modification.

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

             We believe that the methods employed by us do not infringe these patents and that the patents are invalid. We believe that the Capecchi patents cover certain modifications to existing methods of generating knockout mice, such modifications that we do not practice. These modifications are therefore but one method available for use in generating knockout mice. Numerous equally effective design-arounds exist, as well as methods that predate the Capecchi patents that are in the public domain and thus outside the scope of the patent. Thus, if Lexicon prevails in any such lawsuit, we would only be prevented from using certain of our methods but would not be prevented from using all of our current methods. However, an adverse determination as to those certain methods could significantly affect the development and marketing of our existing function database and DeltaSelect programs and could cause us to incur significant financial liabilities that could materially affect our business and operating results.

             A claim construction hearing is set for September 10, 2001, the outcome of which cannot be predicted with any certainty.  The litigation is in the early stages and its outcome cannot be predicted.

             We may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources which in turn could harm our business and financial results.

Item 2. – Changes in Securities

a)  Not applicable.

b)  Not applicable.

c)  Not applicable

d)  On August 2, 2000, our Registration Statement on Form S-1 (File No. 333-34668), the IPO Registration Statement, was declared effective by the Securities and Exchange Commission.  The IPO Registration Statement registered a total of 7,000,000 shares of common stock all of which were issued and sold by us.  The offering commenced on August 3, 2000 and was closed on August 8, 2000.  The shares sold by us were sold at an aggregate offering price of $105 million, netting proceeds of approximately $95.9 million to us after underwriting fees of approximately $7.4 million and other offering expenses of approximately $1.7 million.  On August 30, 2000 the underwriters' of our offering exercised their over–allotment for the purchase of approximately 1,025,000 shares.  The shares sold by us were sold at an aggregate offering price of $15.4 million, netting proceeds of approximately $14.3 million to us after underwriting fees of approximately $1.1 million and other offering expenses.

Since the effective date of the IPO Registration Statement, the net offering proceeds of $110.2 million have been invested in bank deposits, money market funds, corporate debt securities and obligations of government agencies.

Repayment of indebtedness	$ --
Purchase and installation of equipment and build out of facilities	--
Working capital	--
Temporary investments	$110,200,000

None of the net offering proceeds have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

Item 3. – Defaults Upon Senior Securities

             Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 26, 2001.  F. Noel Perry and Nicholas J. Simon III were elected to three-year terms ending with the 2004 Annual Meeting.  The voting was as follows:

	For	Against	Abstain
F. Noel Perry	26,599,318	4650	--
Nicholas J. Simon III	26,599,118	4850	--

`

Item 5. – Other Information

             Not applicable.

Item 6. — Exhibits and Reports on Form 8-K

a)          Exhibits

                           None.

b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 2001.

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN, INC.

Date: May 14, 2001	/s/ William Matthews, Ph.D.
William Matthews, Ph.D.
President and Chief Executive Officer

Date: May 14, 2001	/s/ Richard H. Hawkins
Richard H. Hawkins
Chief Financial Officer