Form 10-Q
period 2001-06-30
DELTAGEN INC
filed 2001-08-09
CIK 1034072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	30,849,365
Class	Outstanding at July 31, 2001

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

Part I. Financial Information
Item 1.              Financial Statements

DELTAGEN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$82,646	$93,352
Short term investments	19,843	24,981
Accounts receivable, net	3,261	1,682
Prepaid expenses and other current assets	1,647	945
Note receivable	450	-

Total current assets	107,847	120,960

Property and equipment, net	9,248	8,635
Other assets	653	464
Notes receivable	260	-

Total assets	$118,008	$130,059

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,926	$1,140
Accrued expenses	4,658	3,669
Current portion of capital lease obligations	8	25
Current portion of loans payable	2,243	1,599
Current portion of deferred revenue	6,824	6,820

Total current liabilities	16,659	13,253

Capital lease obligations, less current portion	13	15
Loans payable, less current portion	4,194	3,248
Other long-term accrued liabilities	990	-
Deferred revenue, less current portion	2,367	2,679

Total liabilities	24,223	19,195

Commitments and Contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value:
Authorized: 75,000,000 shares
Issued and outstanding: 29,751,449 and 29,867,968 shares at June 30, 2001 and December 31, 2000, respectively	30	30
Additional paid-in capital	169,271	171,064
Unearned stock-based compensation	(5,105)	(8,750)
Notes receivable from stockholders	(805)	(805)
Accumulated deficit	(69,606)	(50,675)

Total stockholders' equity	93,785	110,864

Total liabilities and stockholders' equity	$118,008	$130,059

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Contract revenue	$2,735	$268	$5,186	$554

Costs and expenses:
Research and development	10,407	6,840	18,608	12,467
Selling, general and administrative	5,289	2,417	8,182	4,462

Total costs and expenses	15,696	9,257	26,790	16,929

Loss from operations	(12,961)	(8,989)	(21,604)	(16,375)

Interest income	1,245	218	2,972	398
Interest expense	(143)	(93)	(299)	(182)

Net loss	(11,859)	(8,864)	(18,931)	(16,159)

Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(22,360)

Net loss attributable to common stockholders	$(11,859)	$(8,864)	$(18,931)	$(38,519)

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(5.27)	$(0.66)	$(19.13)

Weighted average shares used in computing net loss per share, basic and diluted	28,835	1,681	28,697	2,014

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(18,931)	$(16,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,114	612
Amortization of warrants issued in connection with loans	12	18
Amortization of unearned stock-based compensation expense	1,969	6,044
Amortization of discount on short-term investments	(439)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,579)	240
Prepaid expenses and other current assets	(702)	(162)
Other assets	(189)	(1,006)
Accounts payable	1,617	(346)
Accrued expenses	1,979	866
Deferred revenue	(308)	(205)

Net cash used in operating activities	(15,457)	(10,098)

Cash flows from investing activities:
Purchase of short-term investments	(34,423)	-
Maturities of short-term investments	40,000	-
Acquisition of property and equipment	(1,508)	(2,220)
Leasehold improvements	(50)	(711)
Issuance of notes receivable	(710)	-

Net cash provided by (used in) investing activities	3,309	(2,931)

Cash flows from financing activities:
Principal payments under capital lease obligations	(19)	(16)
Repayment of loans payable	(875)	(337)
Proceeds from the issuance of notes payable	2,453	2,931
Proceeds from the issuance of preferred stock, net of issuance costs	-	22,360
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	(117)	582

Net cash provided by financing activities	1,442	25,520

Net increase (decrease) in cash and cash equivalents	(10,706)	12,491

Cash and cash equivalents, beginning of period	93,352	848

Cash and cash equivalents, end of period	$82,646	$13,339

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$299	$182
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$169	$-
Unearned stock-based compensation	$-	$11,646
Reversal of unearned stock-based compensation	$1,676	$-
Issuance of notes receivable in exchange for common stock	$-	$805

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2001

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

2.  Basis of Presentation

             The accompanying interim consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six month period ended June 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the three and six month periods ended June 30, 2001 and 2000.  Certain financial statement items have been reclassified to conform to the current years presentation.  These reclassifications had no impact on previously reported net loss.  The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

             These interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2001.

3.  Net Loss Per Share

             Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants.  Dilutive securities of 4,333,639 and 1,305,439 have been excluded from the diluted earnings per share calculations for the periods ended June 30, 2001 and 2000, respectively, as they have an antidilutive effect due to the Company's net losses.

             A reconciliation of shares used in the calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2001	2000	2001	2000

Basic and diluted:
Net loss	$(11,859)	$(8,864)	$(18,931)	$(16,159)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(22,360)

Net loss attributable to common stockholders	$(11,859)	$(8,864)	$(18,931)	$(38,519)

Weighted average shares of common stock outstanding	29,750	3,668	29,808	3,049
Less: Weighted average shares subject to repurchase	(915)	(1,987)	(1,111)	(1,035)

Weighted average shares used in basic and diluted net loss per share	28,835	1,681	28,697	2,014

Net loss per share attributable to common stockholders	$(0.41)	$(5.27)	$(0.66)	$(19.13)

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

             A claim construction hearing is set for December 6, 2001, the outcome of which cannot be predicted with certainty.  The litigation is in the early stages and its outcome cannot be predicted. We may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources which in turn could harm our business and financial results.

Operating Leases

             In June 2001, the Company agreed to lease a facility in Alameda, California under an operating lease which expires in February 2006. Under the term of the lease, the Company is responsible for 100% of the operating expenses, tenants share of common area, tenants share of utilities and 100% of tax expenses. In conjunction with the lease agreement, a standby letter of credit of $211,200 will be issued in August  2001 with a financial institution, in favor of the landlord, as collateral for the fulfillment of the contract obligations. The letter of credit will be secured by a cash deposit of the same amount and will be automatically renewed on an annual basis, unless notice of cancellation is provided by 30 days in advance.

             Future minimum lease payments related to this lease at June 30, 2001 are as follows (in thousands):

Six months ending December 31, 2001	$422
Year Ending December 31,
2002	865
2003	890
2004	915
2005	941
Later years	158

Total	$4,191

5.          Research and Development Collaborations and License Agreements

             On May 7, 2001, the Company entered into its first GeneClass DeltaBase subscription agreement with Vertex Pharmaceuticals Incorporated. Under the GeneClass DeltaBase agreement, Vertex has the right to access GeneClass DeltaBase information on gene function and validated gene targets based upon knockout mouse studies. The GeneClass DeltaBase agreement also grants Vertex non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under GeneClass DeltaBase. The Company may receive up to an aggregate of $2.9 million in subscription licensing fees over the three-year term of the agreement. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on certain milestones achieved and royalties on products developed by Vertex, if any, using DeltaBase information, materials and related intellectual property.

6.          Loans Payable

             During June 2001, the Company entered into a loan with a financial institution in the amount of $2,453,000. This loan bears interest at 12.49% and is required to be repaid in 48 monthly installments beginning in July 2001.  A corresponding amount of machinery, equipment and other property is pledged as collateral for this loan.

7.          Notes Receivable

             In April 2001, the Company received promissory notes from certain officers for $150,000 and $110,000, respectively.  The promissory notes are collateralized by 58,824 and 43,137 shares of common stock, bear annual interest at 4.94% and are payable in April 2006 or earlier upon employee termination.

             In May 2001, the Company entered into a loan and security agreement with Arcaris, Inc. (“Arcaris”) whereby the Company received a promissory note from Arcaris for $450,000.  The note bears interest at 9% per annum with interest and principal payable in July 2001 or earlier upon a change of control of Arcaris.  Under the terms of the security agreement, certain of Arcaris’ assets and intellectual property are collateral for the note.  In connection with the loan and security agreement, the Company received two warrants, each exercisable to purchase 1,250,000 shares of Arcaris common stock at $0.01 per share. The warrants were exercisable in July and August 2001 and expired upon the closing of the acquisition of Arcaris.

8.          Recent Accounting Pronouncements

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.  The Company believes that SFAS 142 will not have a material effect on the financial position or results of operation of the Company.

9.          Subsequent Events

Acquisition of Arcaris, Inc.

             In July 2001, the Company entered into a definitive merger agreement under which the Company acquired Arcaris, a privately-held company with a proprietary technology portfolio consisting of genetic, proteomic and cell-biological systems for direct identification and validation of novel drug targets and the creation of small molecule screens, in a tax-free reorganization. The new wholly-owned subsidiary will be operated out of Arcaris' facilities in Salt Lake City, Utah, under the name Deltagen Proteomics, Inc.

             Under the terms of the definitive merger agreement, the Company acquired all of the outstanding shares of Arcaris and assumed Arcaris employee stock options. In the transaction, the Company issued approximately 767,000 new shares of the Company’s common stock, paid $450,000 in cash plus transaction fees and expenses, and reserved approximately 77,000 shares of the Company’s common stock for Arcaris employee stock options assumed in connection with the transaction. An additional 516,000 newly issued shares of the Company’s common stock will be issued to Arcaris' shareholders upon the achievement of certain key milestones.

Operating Leases

             In July 2001, the Company leased facilities in Redwood City, California under operating leases which expire in July 2010.  Under the terms of the leases, the Company is responsible for 100% of the operating expenses, tenants share of common area, tenants share of utilities and tax expenses. In conjunction with the lease agreements, two standby letters of credit totaling $2,201,481 were issued in July 2001 with a financial institution, in favor of the landlords, as collateral for the fulfillment of the contract obligations. The letters of credit are secured by cash deposits of the same amount and will be automatically renewed on an annual basis, unless notice of cancellation is provided by 30 days in advance.

             Future minimum lease payments related to these leases are as follows (in thousands):

Six months ending December 31, 2001	$929
Year Ending December 31,
2002	6,091
2003	6,887
2004	7,120
2005	7,307
Later years	35,404

Total	$63,738

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

•            the litigation between us, GenPharm International Incorporated, the University of Utah Research Foundation and Lexicon Genetics Incorporated;

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

•            Development and expansion of our own products and programs in collaboration with other companies and through our own internal programs

             We have established collaborations and relationships with major pharmaceutical and biotechnology companies worldwide to accelerate the discovery of and to commercialize therapeutic and diagnostic products to improve human and animal health. These companies include Eli Lilly and Company, GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc., Schering-Plough Research Institute and Vertex Pharmaceuticals Incorporated.

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

             We have DeltaBase agreements with both GlaxoSmithKline plc and Pfizer Inc. Each of these agreements provides for payments aggregating $15 million over three years. In addition, we may receive additional fees for access to our intellectual property.  On May 7, 2001, the Company entered into its first GeneClass DeltaBase subscription agreement with Vertex Pharmaceuticals Incorporated. Under the GeneClass DeltaBase agreement, Vertex has the right to access GeneClass DeltaBase information on gene function and validated gene targets based upon knockout mouse studies. The GeneClass DeltaBase agreement also grants Vertex non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under GeneClass DeltaBase. The Company may receive up to an aggregate of $2.9 million in subscription licensing fees over the three-year term of the agreement. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on certain milestones achieved and royalties on products developed by Vertex, if any, using DeltaBase information, materials and related intellectual property.

  In the first six months of 2000, we derived all of our revenue from the development and analysis of knockout mice under our DeltaSelect program. We anticipate that a significant portion of our future revenues will be derived from periodic licensing fees under agreements with DeltaBase subscribers.

	For the Three Months		For the Six Months
Revenue:	Ended June 30,		Ended June 30,
(in thousands)	2001	2000	2001	2000

DeltaSelect	$547	$268	$866	$554
DeltaBase	2,188	-	4,320	-

Total	$2,735	$268	$5,186	$554

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

             We had net losses of $18.9 million and $16.2 million for the six months ended June 30, 2001 and 2000, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2000, was $38.5 million, after a deemed dividend of $22.4 million relating to a beneficial conversion feature on our Series C redeemable convertible preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs. This amortization was $2.0 million and $6.0 million for the six months ended June 30, 2001 and 2000, respectively. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function and gene expression databases and our secreted protein program, we expect to incur increasing research and development and selling, general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years.

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

             We recorded approximately $11.6 million of unearned stock-based compensation during the six months ended June 30, 2000.  These amounts are being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years.

             We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

Results of Operations

             Total contract revenue increased by $2.5 million to $2.7 million for the three months ended June 30, 2001 from $268,000 for the comparable period in 2000.  DeltaBase revenue was $2.2 million for the three months ended June 30, 2001.  DeltaSelect revenues increase by $279,000 to $547,000 for the three months ended June 30, 2001 from $268,000 for the comparable period in 2000.  Total contract revenues for the six months ended June 30, 2001 and 2000 were $5.2 million and $554,000, respectively.  DeltaBase revenue was $4.3 million for the six months ended June 30, 2001.  DeltaSelect revenues increased by $312,000 to $866,000 for the six months ended June 30, 2001 from $554,000 for the comparable period in 2000.  In the first six months of 2000, all of our revenue came from DeltaSelect contracts with Merck & Co., Inc., Pfizer Inc., Schering-Plough Research Institute and Tularik Inc.

             Research and development expenses were $10.4 million for the three months ended June 30, 2001 and  $6.8 million for the comparable period in 2000. Research and development expenses for the six months ended June 30, 2001 and 2000 were $18.6 million and $12.5 million, respectively.  Excluding amortization of unearned stock-based compensation expenses, research and development expenses increased by $4.8 million to $9.8 million for the three months ended June 30, 2001 from $5.0 million in the comparable period of 2000.  This increase was primarily attributable to continued growth of research and development activities, including $2.0 million related to increased personnel, $1.3 million related to the estimated loss on subleased research and development facilities,  $656,000 related to increased laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs and $878,000 in higher depreciation and amortization and facilities expenses.

             Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 2001 and $2.4 million for the comparable period of 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $8.2 million and $4.5 million, respectively.  Excluding amortization of unearned stock-based compensation costs, selling, general and administrative expenses increased by $3.8 million to $4.8 million for the three months ended June 30, 2001 from $1.0 million in the comparable period of 2000.  This increase included $1.2 million related to staffing and infrastructure costs, $515,000 related to marketing and advertising costs and $2.0 million related to legal and professional fees.

             We had net interest income of $1.1 million and $125,000 for the three months ended June 30, 2001 and 2000, respectively.  Interest income for the six months ended June 30, 2001 and 2000 were $2.7 million and $216,000, respectively.  This increase resulted from increased cash and investment balances as a result of the completion of our initial public offering during 2000.

Liquidity and Capital Resources

             At June 30, 2001, we had $102.5 million in cash and cash equivalents and short-term investments, compared with $118.3 million at December 31, 2000. We used $15.5 million for operating activities during the first six months of 2001.  This consisted primarily of the net loss for the period of $18.9 million offset in part by non-cash charges of $1.1 million related to depreciation and amortization expenses, and  $2.0 million related to the amortization of unearned stock-based compensation.   We received $3.3 million from investing activities during the first six months of 2001.  This consisted of $40.0 million from the maturities of short-term investments offset in part by the purchase of short-term investments of $34.4 million and $1.7 million used for capital expenditures.  We received $1.4 million from financing activities during the first six months of 2001.  This consisted primarily of $2.5 million in net loan proceeds partially offset by $894,000 of loan repayments and $117,000 related to the repurchase of stock from terminated employees.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.  The Company believes that SFAS 142 will not have a material effect on the financial position or results of operation of the Company.

RISK FACTORS

We expect to continue to incur substantial losses and we may never achieve profitability, which in turn may harm our future operating performance and may cause the market price of our stock to decline.

             We have had net losses every year since our inception in 1997 and, as of June 30, 2001, had an accumulated deficit of $69.6 million. We had net losses of $18.9 million and $16.1 million in for the six months ended June 30, 2001 and 2000, respectively. The net loss for the six months ended June 30, 2000 is before a $22.4 million deemed dividend related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

             We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have three subscribers for our gene function database. We have generated only limited revenues amounting to approximately $2.1 million, $1.2 million and $381,000 for the fiscal years ended 2000, 1999 and 1998, respectively. For the six months ended June 30, 2001 and 2000 we recognized revenues of $5.2 million and $554,000, respectively.  Our success will depend upon, among other things, our ability to enter into licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Moreover, we had no experience selling our data, and we had never provided a gene database before. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only five customers and will not succeed unless we can attract many more customers.

             We have only three customers for our DeltaSelect program. One of these customers is also a subscriber to our gene function database. We expect to enter into only a limited number of future DeltaSelect agreements. To succeed we must attract customers for our database and other programs. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues. In 2000, GlaxoSmithKline and Schering-Plough accounted for 56% and 18%, respectively, of our revenues. Our current customers are GlaxoSmithKline, Pfizer, Merck, Schering-Plough and Vertex Pharmaceuticals.

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

             We believe the majority of our revenues will be derived from fees under agreements with our database users. We may also derive revenues from royalties received from these users. We have entered into agreements with three subscribers to our database, however, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any. Our agreement with GlaxoSmithKline expires three years after our first delivery of data and provides for termination for any reason within the first six months after the one-year anniversary of the effective date upon the payment of a specified termination fee.

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

Our customers will control the development and commercialization of products based on genes that we identify, which may mean that our research efforts will never result in any royalty or milestone payments or third party product sales.

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

             We will have limited or no control over the resources that any customer may devote to the development of compounds or therapeutic approaches derived from our access to our database. These customers may breach or terminate their agreements with us, and they are not obligated to conduct any product discovery, development or commercialization activities at all. Further, our customers may decide not to develop products arising out of our customer agreements or may not devote sufficient resources to the development, approval, manufacture, marketing or sale of these products. If any of these events occurs, our customers may not develop or commercialize any products based on our gene function research, technologies or intellectual property, we would not receive royalties on product sales and our results of operations would suffer. Furthermore, our customers may resist sharing revenue derived from the successful commercialization of a drug through royalty or milestone payments or others may have competing claims to all or a portion of such revenues.

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

•            to date, we have entered into only three customer agreements for our gene function database and may not enter into any additional agreements;

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

             Some of our competitors have developed commercially available databases containing gene sequence, gene expression, gene function, genetic variation or other functional genomics information and are marketing or plan to market their data to pharmaceutical and biotechnology companies. Additional competitors may attempt to establish databases containing this information in the future. We expect that competition in our industry will continue to intensify. We also believe that some pharmaceutical and biotechnology companies are discussing the possibility of working together to discover the functions of genes and share gene function-related data among themselves. The formation of this type of consortium could reduce the prospective customer base for our gene function-related business. Moreover, the pharmaceutical industry has undergone significant mergers and this trend is expected to continue. This concentration of the industry could further limit our potential customer base and therefore harm our business.

If we fail to properly manage our growth, our business could be adversely affected.

             We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program. As of June 30, 2001, we had approximately 268 full-time employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

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

Our merger with Arcaris might not produce the expected benefits.

             We operate in the field of genomics-based information, products and programs market.  It may turn out that there are no advantages or “synergies” to adding Arcaris’s research capabilities to our product line and technology platform.  Moreover, there is no assurance that Arcaris’s operations can be successfully integrated into our operations or that any of the benefits expected from such integration will be realized.  Although Arcaris will remain as a separate operating subsidiary of Deltagen (renamed Deltagen Proteomics, Inc.), we intend to explore the integration of certain aspects of the operations of Arcaris with our operations.  Furthermore, there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or Arcaris will not experience the loss of key personnel.  The Arcaris acquisitions could result in the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

We may engage in future acquisitions, which could adversely affect your investment in us as we may never realize any benefits from such acquisitions, which also could be expensive and time consuming.

             We intend to acquire and license additional products and programs, if we determine that these products or programs complement our existing technology or augment our existing information technology platforms. We are continuously engaged in review of opportunities and discussions with third parties; there is no guarantee that any of these discussions will result in consummated transactions. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

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

•            expenses in connection with the development and expansion of our gene function database, our secreted protein program or other products and services;

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

             We currently have no issued patents or registered copyrights. Patents have been issued to other entities based on claims relating to knockout mice. In addition, many applications have been filed seeking to protect partial human gene sequences, many of which are based primarily on gene sequence information alone. Some of these applications have issued as patents. Some of these may claim sequences which we have used or may use in the future to generate knockout mice in our gene knockout program. In addition, other applications have been filed which seek to protect methods of using genes and gene expression products, some of which attempt to assign biological function to the DNA sequences based on laboratory experiments, computer predictions, mathematical algorithms and other methods. The issuance of these applications as patents will depend, in part, upon whether practical utility can be sufficiently established for the claimed sequences and whether sufficient correlation exists between the experimental results predictions, algorithms and other methods and actual functional utility. The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is confidential in nature. As each application is evaluated independently and confidentially, we cannot predict whether applications have been filed or which, if any, will ultimately issue as patents. However, it is probable that patents will be issued to our competitors claiming knockout mice, partial human gene sequences and methods of using genes and gene expression products.

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

             Other companies or institutions have filed and may file patent applications that attempt to patent electronic databases that may be similar to our DeltaBase database.  If such patents were to issue, the holders may claim that DeltaBase infringes such patents.   We may dispute this claim in a proceeding.  Any such proceeding would be costly, and we may not prevail.  In this event, the prevailing party may require us or our collaborators to stop using DeltaBase or to negotiate a license arrangement to continue to use DeltaBase.  We may not be able to obtain a license from the prevailing party on acceptable terms, or at all.

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

             A claim construction hearing is scheduled for December 6, 2001, the outcome of which cannot be predicted with certainty.  The litigation is in the early stages and its outcome cannot be predicted.

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

             We had 29,751,449 shares of common stock outstanding at June 30, 2001.

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

             As of June 30, 2001, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 54% of our common stock which includes, as applicable, shares issuable upon the exercise of all options and warrants exercisable within 60 days of June 30, 2001. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

             A claim construction hearing is set for December 6, 2001, the outcome of which cannot be predicted with any certainty.  The litigation is in the early stages and its outcome cannot be predicted.

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
Repayment of indebtedness	$463,000
Purchase and installation of equipment and build out of facilities	1,435,000
Working capital	5,813,000
Bank Deposits and temporary investments	$102,489,000

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

Item 4. – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 26, 2001.  F. Noel Perry and Nicholas J. Simon III were elected to three-year terms ending with the 2004 Annual Meeting.  The voting was as follows:
	For	Against	Abstain

F. Noel Perry	26,599,318	4,650	--
Nicholas J. Simon III	26,599,118	4,850	--

Item 5. – Other Information

             Not applicable.

Item 6. – Exhibits and Reports on Form 8-K

a)          Exhibits
	10.30	Lease Agreement for 740 Bay Road, Redwood City, California
	10.31.1	Sublease Agreement for 700 Bay Road, Redwood City, California
	10.31.2	Consent to Sublease Agreement for 700 Bay Road, Redwood City, California
+	10.32	Agreement and Plan of Merger and Reorganization with Arcaris, Inc. dated July 24, 2001

b)          Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 2001.

+	Confidential treatment has been requested with respect to a portion of this agreement.

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN, INC.

Date: August 9, 2001	/s/ William Mattews, Ph.D.

William Matthews, Ph.D.
President and Chief Executive Officer

Date: August 9, 2001	/s/ Richard H. Hawkins

Richard H. Hawkins
Chief Financial Officer