Form 10-Q
period 2001-09-30
DELTAGEN INC
filed 2001-11-14
CIK 1034072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 000-31147

DELTAGEN, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3260659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

740 Bay Road, Redwood City, CA	94063
(Address of principal executive offices)	(Zip code)

(650) 569-5100
(Registrant's telephone number, including area code)

1003 Hamilton Avenue, Menlo Park, CA  94025
(former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	32,074 956
Class	Outstanding at November 9, 2001

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

Part I.               Financial Information
Item 1.              Financial Statements

DELTAGEN, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$71,020	$93,352
Short term investments	9,982	24,981
Accounts receivable, net	2,896	1,682
Prepaid expenses and other current assets	2,136	945
Total current assets	86,034	120,960

Property, plant and equipment, net	14,470	8,635
Restricted cash	2,857	150
Goodwill	1,706	-
Intangible assets	3,816	-
Other assets	3,528	314
Total assets	$112,411	$130,059
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,119	$1,140
Accrued expenses	5,791	3,669
Current portion of capital lease obligations	3	25
Current portion of loans payable	2,311	1,599
Current portion of deferred revenue	7,184	6,820
Total current liabilities	18,408	13,253
Capital lease obligations, less current portion	15	15
Loans payable, less current portion	3,560	3,248
Other long-term accrued liabilities	990	-
Deferred revenue, less current portion	1,925	2,679
Total liabilities	24,898	19,195
Commitments and Contingencies (Note 4)
Stockholders' equity:
Common stock, $0.001 par value: Authorized: 75,000,000 shares Issued and outstanding: 30,552,429 and 29,867,968 shares at September 30, 2001 and December 31, 2000, respectively	31	30
Additional paid-in capital	176,458	171,064
Unearned stock-based compensation	(3,931)	(8,750)
Notes receivable from stockholders	(805)	(805)
Accumulated deficit	(84,240)	(50,675)
Total stockholders' equity	87,513	110,864
Total liabilities and stockholders' equity	$112,411	$130,059

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Contract revenue	$2,265	$206	$7,451	$760
Costs and expenses:
Research and development	13,080	7,008	31,688	19,475
Selling, general and administrative	4,472	2,791	12,654	7,253
Total costs and expenses	17,552	9,799	44,342	26,728

Loss from operations	(15,287)	(9,593)	(36,891)	(25,968)

Interest income	915	1,194	3,887	1,592
Interest expense	(262)	(190)	(561)	(372)

Net loss	(14,634)	(8,589)	(33,565)	(24,748)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(22,360)

Net loss attributable to common stockholders	$(14,634)	$(8,589)	$(33,565)	$(47,108)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.44)	$(1.16)	$(5.65)
Weighted average shares used in computing net loss per share, basic and diluted	29,504	19,437	28,959	8,332

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(33,565)	$(24,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,872	1,032
Amortization of warrants issued in connection with loans	35	30
Amortization of intangible assets	224	-
Amortization of unearned stock-based compensation expense	3,006	8,991
Amortization of discount on short-term investments	(637)	-
Lease loss	1,312	-
Write-off of in-process research and development costs	907	-
Changes in operating assets and liabilities:
Accounts receivable	(1,206)	(1,189)
Prepaid expenses and other current assets	(1,110)	(1,648)
Other assets	(3,159)	(31)
Accounts payable	1,028	(1,409)
Accrued expenses	628	1,493
Deferred revenue	(400)	1,383
Net cash used in operating activities	(31,065)	(16,096)

Cash flows from investing activities:
Purchase of short-term investments	(39,364)	-
Maturities of short-term investments	55,000	-
Acquisition of property, plant and equipment	(4,434)	(2,872)
Acquisition of leasehold improvements	(318)	(808)
Restricted cash	(2,707)	(150)
Acquisition of Arcaris, Inc., net of cash acquired	(450)	-
Net cash provided by (used in) investing activities	7,727	(3,830)

Cash flows from financing activities:
Principal payments under capital lease obligations	(22)	(24)
Repayment of loans payable	(1,464)	(618)
Proceeds from the issuance of notes payable	2,453	2,911
Proceeds from the issuance of preferred stock, net of issuance costs	-	22,360
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	39	110,747
Net cash provided by financing activities	1,006	135,376

Net increase (decrease) in cash and cash equivalents	(22,332)	115,450

Cash and cash equivalents, beginning of period	93,352	848

Cash and cash equivalents, end of period	$71,020	$116,298

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$561	$371
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$724	$20
Unearned stock-based compensation	$-	$12,913
Reversal of unearned stock-based compensation	$1,813	$-
Issuance of notes receivable in exchange for common stock	$-	$805
Issuance of common stock and stock options in connection with Arcaris, Inc. acquisition	$7,169	$-

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2001

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

2.  Basis of Presentation

             The accompanying interim consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the three and nine month periods ended September 30, 2001 and 2000.  Certain financial statement items have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net loss.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period.

             These interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2001.

3.  Net Loss Per Share

             Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants.  Dilutive securities of 7.9 million and 3.3 million have been excluded from the diluted earnings per share calculations for the periods ended September 30, 2001 and 2000, respectively, as they have an antidilutive effect due to the Company's net losses.

             A reconciliation of shares used in the calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2001	2000	2001	2000

Basic and diluted:
Net loss	$(14,634)	$(8,589)	$(33,565)	$(24,748)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(22,360)

Net loss attributable to common stockholders	$(14,634)	$(8,589)	$(33,565)	$(47,108)

Weighted average shares of common stock outstanding	30,303	21,217	29,971	9,522
Less: Weighted average shares subject to repurchase	(799)	(1,780)	(1,012)	(1,190)

Weighted average shares used in basic and diluted net loss per share	29,504	19,437	28,959	8,332

Net loss per share attributable to common stockholders	$(0.50)	$(0.44)	$(1.16)	$(5.65)

4.  Commitments and Contingencies

             On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint in the lawsuit  alleged that the Company's methods of making knockout mice infringed United States Patent No. 5,789,215 (the '215 patent), under which Lexicon  claimed to be an exclusive licensee. The complaint  sought a judgment that the Company infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances,  could be trebled. On June 13, 2000, the Company responded to Lexicon's complaint by filing an answer and seeking a declaratory judgment in its favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the '215 patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the '215 patent) against Deltagen in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counterclaim  asserted that Lexicon knew that the '215 patent was obtained by fraud and that the patent was invalid when it brought suit against Deltagen. The antitrust counterclaim also  charged Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counterclaim  sought damages, including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer  sought a declaratory judgment that Deltagen  did not infringe the claims of the '215 patent and that the patent  was invalid. The answer also  asserted that the patent was obtained by knowing and willful fraud on the United States Patent and Trademark Office, rendering the patent unenforceable.

             On October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against the Company in the United States District Court for the Northern District of California. The complaint in this lawsuit alleged that the Company  was infringing United States Patents Nos. 5,631,153; 5,464,764; 5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon  claimed to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The complaint sought a judgment that the Company infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances,  could be trebled. On November 8, 2000, the Company filed an answer denying infringement, and a counterclaim seeking a declaratory judgment that the patents were invalid. The counterclaim sought an award of damages including attorney fees.

             On September 20, 2001, the Company and Lexicon announced the settlement of the litigation. Under the terms of the settlement, the Company obtained a commercial license under the ‘215 patent and the Capecchi patents, Lexicon obtained a subscription to the Company's DeltaBase TM product, and all of the claims and counterclaims in the litigation were dismissed with prejudice.  Lexicon's subscription to DeltaBase includes non-exclusive, perpetual licenses to the drug targets currently represented in DeltaBase and the drug targets that are to be added to DeltaBase over the next four years.  Lexicon will make certain milestone and royalty payments to the Company for any therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase.  The Company will make payments to Lexicon for any knockout mice generated by the Company on a fee-for-service basis.  Neither the Company nor Lexicon will pay the other party any subscription or license fees.

Operating Leases

             In July 2001, the Company leased facilities in Redwood City, California under operating leases which expire in July 2010.  Under the terms of the leases, the Company is responsible for 100% of the operating expenses, tenants share of common area, tenants share of utilities and tax expenses. In conjunction with the lease agreements, two standby letters of credit totaling $2,201,481 were issued in July 2001 with a financial institution, in favor of the landlords, as collateral for the fulfillment of the contract obligations. The letters of credit are collateralized by cash deposits of the same amount and will be automatically renewed on an annual basis, unless notice of cancellation is provided 30 days in advance.

             Future minimum lease payments related to these leases are as follows (in thousands):

Three months ending December 31, 2001	$740
Year Ending December 31,
2002	6,091
2003	6,887
2004	7,120
2005	7,307
Later years	35,404

Total	$63,549

5.          Research and Development Collaborations and License Agreements

                          On August 1, 2001, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to evaluate, and potentially develop and commercialize therapeutic secreted proteins.  Under the terms of the agreement, Lilly will provide targets from its secreted protein pipeline for which the Company will further evaluate the therapeutic potential of such secreted proteins in mammalian models.  Each company may select secreted proteins for commercial development with each company receiving royalties based on sales of therapeutic products.  The agreement provides Lilly with certain acquisition, co-promotion, co-marketing and profit sharing options with respect to therapeutic products developed and commercialized by the Company.  The agreement also provides the Company with certain co-promotion, co-development and profit sharing opportunities.

6.          Acquisition

             On July 30, 2001, the Company acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris has developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens.  The total purchase price of approximately $7.9 million consisted of cash of $450,323 and 766,894 shares of common stock valued at $6,750,201 and 77,329 vested stock options valued at $418,328 and direct acquisition costs of $280,453. Further, the Company may be required to issue up to an additional 516,000 shares of common stock pursuant to the terms of certain earn out provisions.  The acquisition was accounted for using the purchase method of accounting.  Accordingly, the results of operations of Arcaris and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements as of July 30, 2001 through September 30, 2001.  The Arcaris acquisition adds a new technology platform to the Company's existing high-throughput efforts to identify and validate small molecule targets relevant to small molecule drug screening.  The information generated through the Arcaris technologies will be utilized to advance the discovery of new disease targets by defining the role of novel non-traditional targets within intracellular pathways with particular relevance to oncology, viral and infectious diseases.  Additionally, the Arcaris technologies will be used to facilitate the rapid development of small molecule screens against these identified targets.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Accounts receivable, net	$8
Prepaid expenses and other current assets	81
Property and equipment, net	2,231
Other assets	55
Accounts payable and accrued liabilities	(1,129)
Tangible net assets acquired	1,246
Acquired in-process research and development	907
Completed technology	4,040
Excess of purchase price over net assets acquired	1,706
Total purchase price	$7,899

In connection with the purchase of Arcaris, the Company recorded a $907,000 charge to in-process research and development.  The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed.  The value of the projects identified to be in progress was determined by estimating the cost to recreate the technology and the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.  The net cash flows from the identified projects are expected to commence at various times in 2002, and were based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects.  The percentage of completion for the projects was determined based on man months expended to date as a percentage of total project man months for the project. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis based upon comparable public companies, adjusted upward to reflect additional risks inherent in the development life cycle. Such discount rates ranged between 22% and 27% for all projects. Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

The amount allocated to completed technology is being amortized over their estimated useful life of three years using the straight-line method.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill and will be periodically evaluated for impairment in accordance with FAS 142.

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Arcaris been a consolidated entity during the periods presented. The summary combines the results of operations as if Arcaris had been acquired as of the beginning of the periods presented.  The impact of certain acquisition adjustments such as amortization of completed technology and the charge related to the write-off of the acquired in-process research and development has been excluded from the periods presented as they arose from the acquisition of Arcaris.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(In thousands, except per share data)	(unaudited)		(unaudited)

Revenues	$2,375	$255	$7,630	$831
Net loss	$(13,704)	$(9,887)	$(35,399)	$(51,480)
Basic and diluted EPS	$(0.46)	$(0.49)	$(1.20)	$(5.66)

             7.          Property Plant and Equipment Financing

             In August 2001, the Company's wholly-owned Deltagen Europe S.A. subsidiary entered into a lease purchase arrangement associated with the construction of a research and development facility in France. Under the terms of the arrangement, the Company paid $1.5 million for the purchase of land and paid approximately $700,000 in security deposits in conjunction with a ten-year financing arrangement that provides approximately $6.2 million in funds for construction of a 50,000 square-foot research and development building. The land and security deposits are collateral for the loan. The loans were provided by a consortium of banks and local governmental agencies. The loans bear interest at the average monthly money market rates plus 1.5% during construction.  Once construction is completed, approximately $2.7 million of the loan bears interest at the three-month Euro Interbank Offered Rate, plus 1.5% and approximately $3.5 million bears interest at 1.5%.

             8.          Recent Accounting Pronouncements

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 142 in connection with the acquisition of Arcaris, Inc.

             In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods.  SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of.  The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

9.          Subsequent Events

Research and Development Collaborations and License Agreements

On October 9, 2001, the Company entered into a collaboration agreement with Hyseq, Inc. (“Hyseq”) to research, develop and commercialize biopharmaceutical products.  Under the terms of the agreement, Hyseq will provide the Company with gene sequences encoding secreted proteins and the Company will utilize its proprietary in vivo mammalian gene knockout technology to discover and validate potential commercially relevant biopharmaceutical drug targets. The Company and Hyseq will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. The Company and Hyseq will share the collaboration's costs; Hyseq will provide the Company with approximately $10 million in research and development payments over two years.  In addition, the Company received $10 million in equity proceeds from the sale of 1,508,978 shares of the Company's common stock at a price of $6.63 per share to George B. Rathmann, Ph.D., chairman of the Board of Directors of Hyseq.

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

•            Development and expansion of our own products and programs in collaboration with other companies and through our own internal programs

             We have established collaborations and relationships with major pharmaceutical and biotechnology companies worldwide to accelerate the discovery of and to commercialize therapeutic and diagnostic products to improve human and animal health. These companies include Eli Lilly and Company, GlaxoSmithKline plc, Hyseq, Inc., Lexicon Genetics Incorporated, Merck & Co., Inc., Pfizer Inc., Schering-Plough Research Institute and Vertex Pharmaceuticals Incorporated.

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

             We have DeltaBase agreements with both GlaxoSmithKline plc and Pfizer Inc. Each of these agreements provides for payments aggregating $15 million over three years. In addition, we may receive additional fees for access to our intellectual property.  On May 7, 2001, the Company entered into its first GeneClass DeltaBase subscription agreement with Vertex Pharmaceuticals Incorporated. Under the GeneClass DeltaBase agreement, Vertex has the right to access GeneClass DeltaBase information on gene function and validated gene targets based upon knockout mouse studies. The GeneClass DeltaBase agreement also grants Vertex non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under GeneClass DeltaBase. The Company may receive up to an aggregate of $2.9 million in subscription licensing fees over the three-year term of the agreement. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on certain milestones achieved and royalties on products developed by Vertex, if any, using DeltaBase information, materials and related intellectual property. In September 2001, Lexicon Genetics became a subscriber to DeltaBase as part of the Company’s litigation settlement with Lexicon. Lexicon’s subscription to DeltaBase includes non-exclusive, perpetual licenses to the drug targets currently represented in DeltaBase and the drug targets that are to be added to DeltaBase over the next four years. Lexicon pays no subscription fees but will make certain milestone and royalty payments to Deltagen for any therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase.

             In the first nine months of 2000, we derived all of our revenue from the development and analysis of knockout mice under our DeltaSelect program. We anticipate that a significant portion of our future revenues will be derived from periodic licensing fees under agreements with DeltaBase subscribers.

	For the Three Months		For the Nine months
Revenue:	Ended September 30,		Ended September 30,
(in thousands)	2001	2000	2001	2000

DeltaSelect	$129	$206	$995	$760
DeltaBase	2,136	-	6,456	-

Total	$2,265	$206	$7,451	$760

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

             We had net losses of $33.6 million and $24.7 million for the nine months ended September 30, 2001 and 2000, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2000, was $47.1 million, after a deemed dividend of $22.4 million relating to a beneficial conversion feature on our Series C redeemable convertible preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs. This amortization was $3.0 million and $9.0 million for the nine months ended September 30, 2001 and 2000, respectively. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function and gene expression databases and our secreted protein program, we expect to incur increasing research and development and selling, general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years.

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

             We recorded approximately $12.9 million of unearned stock-based compensation during the nine months ended September 30, 2000.  These amounts are being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years.

             We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

Acquisition of Arcaris, Inc.

             On July 30, 2001, the Company acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris has developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens.  The total purchase price of approximately $7.9 million consisted of cash of $450,323 and 766,894 shares of common stock valued at $6,750,201 and 77,329 vested stock options valued at $418,328 and direct acquisition costs of $280,453. Further, the Company may be required to issue up to an additional 516,000 shares of common stock pursuant to the terms of certain earn out provisions.  The acquisition was accounted for using the purchase method of accounting.  Accordingly, the results of operations of Arcaris and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements as of July 30, 2001 through September 30, 2001.  The Arcaris acquisition adds a new technology platform to the Company's existing high-throughput efforts to identify and validate small molecule targets relevant to small molecule drug screening.  The information generated through the Arcaris technologies will be utilized to advance the discovery of new disease targets by defining the role of novel non-traditional targets within intracellular pathways with particular relevance to oncology, viral and infectious diseases.  Additionally, the Arcaris technologies will be used to facilitate the rapid development of small molecule screens against these identified targets.

Results of Operations

             Total contract revenue increased to $2,265,000 for the three months ended September 30, 2001 from $206,000 for the comparable period in 2000.  DeltaBase revenue was $2,136,000 for the three months ended September 30, 2001.  There were no DeltaBase revenues during the three months or nine months ended September 30, 2000.  DeltaSelect revenues decrease by $77,000 to $129,000 for the three months ended September 30, 2001 from $206,000 for the comparable period in 2000.  Total contract revenues for the nine months ended September 30, 2001 and 2000 were $7.5 million and $760,000, respectively.  DeltaBase revenue was $6.5 million for the nine months ended September 30, 2001.  DeltaSelect revenues increased by $235,000 to $995,000 for the nine months ended September 30, 2001 from $760,000 for the comparable period in 2000.  In the first nine months of 2000, all of our revenue came from DeltaSelect contracts with Merck & Co., Inc., Pfizer Inc., Schering-Plough Research Institute and Tularik Inc.

             Research and development expenses were $13.1 million for the three months ended September 30, 2001 and  $7.0 million for the comparable period in 2000. Research and development expenses for the nine months ended September 30, 2001 and 2000 were $31.7 million and $19.5 million, respectively.  Excluding amortization of unearned stock-based compensation expenses, research and development expenses increased by $6.9 million to $12.4 million for the three months ended September 30, 2001 from $5.5 million in the comparable period of 2000.  This increase was primarily attributable to continued growth of research and development activities, including $2.0 million related to increased personnel, $907,000 related to in-process research and development expensed as part of the acquisition of Arcaris, $224,000 related to the amortization of intangible assets, $1.4 million related to increased laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs and $1.4 million in higher depreciation and amortization and facilities expenses.

             Selling, general and administrative expenses were $4.5 million for the three months ended September 30, 2001 and $2.8  million for the comparable period of 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $12.7 million and $7.3 million, respectively.  Excluding amortization of unearned stock-based compensation costs, selling, general and administrative expenses increased by $2.7  million to $4.1 million for the three months ended September 30, 2001 from $1.4 million in the comparable period of 2000.  This increase included $1.5 million related to staffing and infrastructure costs, $463,000 related to marketing and advertising costs and $653,000 related to legal and professional fees.

             We had net interest income of $653,000 and $1.0 million for the three months ended September 30, 2001 and 2000, respectively.  This decrease is due to lower average investment balances and lower interest rates. Interest income for the nine months ended September 30, 2001 and 2000 were $3.3 million and $1.2 million, respectively.  This increase resulted from increased cash and investment balances as a result of the completion of our initial public offering in August 2000.

Liquidity and Capital Resources

             At September 30, 2001, we had $81.0 million in cash and cash equivalents and short-term investments. Cash and cash equivalents were $71.0 million at September 30, 2001 compared to $93.4 million at December 31, 2000. We used $31.1 million for operating activities during the first nine months of 2001.  This consisted primarily of the net loss for the period of $33.6 million offset in part by non-cash charges of $1.9 million related to depreciation and amortization expenses and  $3.0 million related to the amortization of unearned stock-based compensation.   We received $7.7 million from investing activities during the first nine months of 2001.  This consisted of $55.0 million from the maturities of short-term investments offset in part by the purchase of short-term investments of $39.4 million, $4.8 million used for capital expenditures and restricted cash deposits of $2.7 million.  We received $1.0 million from financing activities during the first nine months of 2001.  This consisted primarily of $2.5 million in net loan proceeds partially offset by $1.5 million of loan repayments.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 142 in connection with the acquisition of Arcaris, Inc.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods.  SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of.  The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

RISK FACTORS

We expect to continue to incur substantial losses and we may never achieve profitability, which in turn may harm our future operating performance and may cause the market price of our stock to decline.

             We have had net losses every year since our inception in 1997 and, as of September 30, 2001, had an accumulated deficit of $84.2 million. We had net losses of $33.6 million and $24.7 million in for the nine months ended September 30, 2001 and 2000, respectively. The net loss for the nine months ended September 30, 2000 is before a $22.4 million deemed dividend related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

             We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have four subscribers for our gene function database. We have generated only limited revenues amounting to approximately $2.1 million, $1.2 million and $381,000 for the fiscal years ended 2000, 1999 and 1998, respectively. For the nine months ended September 30, 2001 and 2000 we recognized revenues of $7.5 million and $760,000, respectively.  Our success will depend upon, among other things, our ability to enter into licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Moreover, we have had little experience selling our data and providing a gene database. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only six customers and will not succeed unless we can attract many more customers.

             We have only three customers for our DeltaSelect program. One of these customers is also a subscriber to our gene function database. We expect to enter into only a limited number of future DeltaSelect agreements. To succeed we must attract customers for our database and other programs. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues. In 2000, GlaxoSmithKline and Schering-Plough accounted for 56% and 18%, respectively, of our revenues. Our current customers are GlaxoSmithKline, Lexicon Genetics, Pfizer, Merck, Schering-Plough and Vertex Pharmaceuticals.

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

             We believe the majority of our revenues will be derived from fees under agreements with our database users. We may also derive revenues from royalties received from these users. We have entered into agreements with three subscribers to our database, however, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any. Our agreements with GlaxoSmithKline and Pfizer expire three years after our first delivery of data.

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

             We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program. As of September 30, 2001, we had approximately 330 full-time employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

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

             We operate in the field of genomics-based information, products and programs market.  It may turn out that there are no advantages or “synergies” to adding Arcaris’s research capabilities to our product line and technology platform.  Moreover, there is no assurance that Arcaris’s operations can be successfully integrated into our operations or that any of the benefits expected from such integration will be realized.  Although Arcaris will remain as a separate operating subsidiary of Deltagen (renamed Deltagen Proteomics, Inc.), we intend to explore the integration of certain aspects of the operations of Arcaris with our operations.  Furthermore, there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or Arcaris will not experience the loss of key personnel.  The Arcaris acquisition could result in the incurrence of contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition.

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

We currently have four patents, and if we are unable to protect our proprietary information, our business will be adversely affected.

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

             We have no registered copyrights. We currently have four issued patents, none of which relate to knockout mice. Patents have been issued to other entities based on claims relating to knockout mice. In addition, many applications have been filed seeking to protect partial human gene sequences, many of which are based primarily on gene sequence information alone. Some of these applications have issued as patents. Some of these may claim sequences which we have used or may use in the future to generate knockout mice in our gene knockout program. In addition, other applications have been filed which seek to protect methods of using genes and gene expression products, some of which attempt to assign biological function to the DNA sequences based on laboratory experiments, computer predictions, mathematical algorithms and other methods. The issuance of these applications as patents will depend, in part, upon whether practical utility can be sufficiently established for the claimed sequences and whether sufficient correlation exists between the experimental results predictions, algorithms and other methods and actual functional utility. The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is confidential in nature. As each application is evaluated independently and confidentially, we cannot predict whether applications have been filed or which, if any, will ultimately issue as patents. However, it is probable that patents will be issued to our competitors claiming knockout mice, partial human gene sequences and methods of using genes and gene expression products.

          Numerous applications have been filed by other entities claiming gene sequences. Many patents have already issued and we expect more will issue in the future. In addition, others may discover uses for genes or proteins other than uses covered in any patents issued to us, and these other uses may be separately patentable. We may not be able to obtain additional issued patents on our patent applications because our patent applications may not meet the requirements of the patent office. The holder of a patent covering a particular use of a gene or a protein, isolated gene sequence or deduced amino acid sequence could exclude us from using that gene, protein or sequence. In addition, a number of entities make gene information, techniques and methods publicly available, which may affect our ability to obtain additional patents.

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

             The technology we use in our business may subject us to claims that we infringe on the patents, intellectual property or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies attempt to discover gene function through mouse gene knockouts and engage in other genomics-related businesses. Furthermore, many of our competitors and other companies performing research on genes have already applied for patents covering some of the genes upon which we perform research, and many patents have already been issued which cover these genes, as well as genes we may wish to use in the future.

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

             We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly, can divert management's efforts and could materially affect our business and operating results. An adverse determination may subject us to significant liabilities or restrict or prohibit us from selling our products.

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

             We had 30,552,429 shares of common stock outstanding at September 30, 2001.

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

             As of September 30, 2001, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 63.9% of our common stock which includes, as applicable, shares issuable upon the exercise of all options and warrants exercisable within 60 days of September 30, 2001. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

PART II.  OTHER INFORMATION
Item 1. – Legal Proceedings

             We may be involved in litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources which in turn could harm our business and financial results.

             On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint in the lawsuit alleged that the Company’s methods of making knockout mice infringed United States Patent No. 5,789,215 (the ’215 patent), under which Lexicon claimed to be an exclusive licensee. The complaint sought a judgment that the Company infringed this patent, a permanent injunction against further infringement of the patent and an award of damages in an unspecified amount that, under certain circumstances, could be trebled. On June 13, 2000, the Company responded to Lexicon’s complaint by filing an answer and seeking a declaratory judgment in its favor. On October 31, 2000, an Order was entered by the Court amending the complaint and adding GenPharm International, the patentee of the ‘215 patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer as well as federal antitrust counterclaims under the Sherman Antitrust Act against Lexicon and GenPharm, alleging that Lexicon asserted a fraudulently procured patent (the ‘215 patent) against Deltagen in an attempt to illegally monopolize the market for production and sale of knockout mice, a violation of Section 2 of the Sherman Act. The counter claim asserted that Lexicon knew that the ‘215 patent was obtained by fraud and that the patent was invalid when it brought suit against Deltagen. The antitrust counterclaim also charged Lexicon and GenPharm with conspiracy to monopolize the market for knockout mice, in violation of Section 2 of the Sherman Act, as well as with concerted conduct in restraint of trade, in violation of Section 1 of the Sherman Act. The counter claim sought damages, including lost profits, devaluation of the initial public offering and legal fees, as well as a trebling of damages pursuant to Section 4 of the Clayton Act. In addition, the answer sought a declaratory judgment that Deltagen did not infringe the claims of the ‘215 patent and that the patent was invalid. The answer also asserted that the patent was obtained by knowing and willful fraud on the United States Patent and Trademark Office, rendering the patent unenforceable.

             On October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against the Company in the United States District Court for the Northern District of California. The complaint in this lawsuit alleged that the Company was infringing United States Patents Nos. 5,631,153; 5,464,764; 5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon claimed to be an exclusive licensee. All of these patents relate to the use of a positive-negative selection vector in gene targeting. The complaint sought a judgment that the Company infringed these patents, a preliminary and permanent injunction against further infringement of the patents and an award of damages in an unspecified amount that, under certain circumstances, could be trebled. On November 8, 2000, the Company filed an answer denying infringement, and a counterclaim seeking a declaratory judgment that the patents were invalid. The counterclaim sought an award of damages including attorney fees.

             On September 20, 2001, Deltagen and Lexicon announced the settlement of the litigation. Under the terms of the settlement, Deltagen obtained a commercial license under the ‘215 patent and the Capecchi patents, Lexicon obtained a subscription to Deltagen’s DeltaBase, and all of the claims and counterclaims in the litigation were dismissed with prejudice. Lexicon’s subscription to DeltaBase includes non-exclusive, perpetual licenses to the drug targets currently represented in DeltaBase and the drug targets that are to be added to DeltaBase over the next four years. Lexicon will make certain milestone and royalty payments to Deltagen for any therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase. Deltagen will make payments to Lexicon for any knockout mice generated by Deltagen on a fee-for-service basis. Neither Deltagen nor Lexicon will pay the other party any subscription or license fees.

Item 2. – Changes in Securities

a)          Not applicable.

b)          Not applicable.

c)          During the third quarter of fiscal 2001, the Company issued an aggregate of 766,894 of its common shares pursuant to a merger in exchange for the outstanding capital shares of Arcaris, Inc. held by 39 shareholders. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. In connection with this merger, 21 of the former Arcaris, Inc. shareholders represented that he, she or it was an accredited investor. Shareholders who signified that they were not accredited investors were represented by a qualified purchaser’s representative. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of the acquired companies.

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

Repayment of indebtedness	$1,055
Purchase and installation of equipment and build out of facilities	4,503
Working capital	23,640
Bank Deposits and temporary investments	81,002
Net offering proceeds	$110,200

None of the net offering proceeds have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

Item 3. – Defaults Upon Senior Securities

             Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5. – Other Information

             Not applicable.

Item 6. – Exhibits and Reports on Form 8-K

a)                Exhibits

None

b)          Reports on Form 8-K

A report on Form 8-K related to the acquisition of Arcaris, Inc. was filed on August 14, 2001.

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN, INC.

Date: November 14, 2001	/s/ William Matthews, Ph.D.
William Matthews, Ph.D.
President and Chief Executive Officer

Date: November 14, 2001	/s/ Richard H. Hawkins
Richard H. Hawkins
Chief Financial Officer