Form 10-Q
period 2002-03-31
DELTAGEN INC
filed 2002-05-15
CIK 1034072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-31147

DELTAGEN, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3260659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

740 Bay Road, Redwood City, CA	94063
(Address of principal executive offices)	(Zip code)

(650) 569-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒        NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	35,292,301
Class	Outstanding at May 10, 2002

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

DELTAGEN, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$35,073	$61,363
Marketable securities	25,061	15,118
Accounts receivable, net	11,724	2,511
Prepaid expenses and other current assets	2,649	2,207

Total current assets	74,507	81,199
Property, plant and equipment, net	31,962	16,672
Goodwill and other intangible assets, net	24,676	5,267
Notes receivable from related parties	495	495
Other assets	6,133	5,417

Total assets	$137,773	$109,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,189	$4,131
Accrued liabilities	6,195	5,864
Current portion of capital lease obligations	11	11
Current portion of loans payable	3,953	2,382
Current portion of deferred revenue	14,381	7,257

Total current liabilities	32,729	19,645
Capital lease obligations, less current portion	25	28
Loans payable, less current portion	4,887	3,059
Other long-term liabilities	3,982	990
Deferred revenue, less current portion	3,385	1,657

Total liabilities	45,008	25,379

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 75,000,000 shares, Issued and outstanding: 35,267,997 and 32,077,012 shares at March 31, 2002 and December 31, 2001, respectively	35	32
Additional paid-in capital	213,862	186,595
Unearned stock-based compensation	(2,203)	(3,019)
Notes receivable from stockholders	(805)	(805)
Accumulated comprehensive loss	(244)	—
Accumulated deficit	(117,880)	(99,132)

Total stockholders’ equity	92,765	83,671

Total liabilities and stockholders’ equity	$137,773	$109,050

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Contract revenue	$2,615	$2,451

Costs and expenses:
Research and development	16,797	8,201
Selling, general and administrative	4,829	2,893

Total costs and expenses	21,626	11,094

Loss from operations	(19,011)	(8,643)
Interest income	459	1,727
Interest expense	(196)	(156)

Net loss	$(18,748)	$(7,072)

Net loss per common share, basic and diluted	$(0.57)	(0.25)

Weighted average shares used in computing net loss per common share, basic and diluted	32,877	28,601

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,748)	$(7,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,384	506
Amortization of equipment under capital lease	7	5
Provision for bad debt	—	22
Amortization of warrants issued in connection with loans	11	12
Amortization of intangible assets	619	—
Amortization of unearned stock-based compensation expense	678	792
Amortization of discount on marketable securities	165	(151)
Write-off of in-process research and development costs	110	—
Changes in operating assets and liabilities:
Accounts receivable	(9,213)	(1,113)
Prepaid expenses and other current assets	(34)	(650)
Other assets	(547)	(159)
Accounts payable	2,155	1,198
Accrued expenses	(517)	(331)
Deferred revenue	8,851	(154)

Net cash used in operating activities	(15,079)	(7,095)

Cash flows from investing activities:
Purchase of marketable securities	(15,352)	(19,717)
Maturities of marketable securities	5,000	25,000
Acquisition of property, plant and equipment	(52)	(242)
Acquisition of leasehold improvements	(2,940)	(7)
Restricted cash	25	—
Acquisition of BMSPRL, L.L.C., net of cash acquired	(418)	—
Acquisition of XenoPharm, Inc., net of cash acquired	(497)	—

Net cash provided by (used in) investing activities	(14,234)	5,034

Cash flows from financing activities:
Principal payments under capital lease obligations	(3)	(8)
Repayment of loans payable	(730)	(423)
Proceeds from the issuance of notes payable	3,480	—
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	276	44

Net cash provided by (used in) financing activities	3,023	(387)

Net increase (decrease) in cash and cash equivalents	(26,290)	(2,448)
Cash and cash equivalents, beginning of period	61,363	93,352

Cash and cash equivalents, end of period	$35,073	$90,904

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$196	$156
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$1,571	$723
Issuance costs included in accounts payable	$—	$168
Reversal of unearned stock-based compensation	$138	$1,422
Issuance of common stock in connection with BMSPRL, L.L.C., acquisition	$23,510	$—
Issuance of common stock in connection with XenoPharm, Inc. acquisition	$3,622	$—
Changes in unrealized loss on marketable securities	$244	$—

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2002

1.    Business of the Company

Deltagen, founded in 1997 and headquartered in Redwood City, California, is a leader in using in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Our proprietary information platform serves our major pharmaceutical partners and customers in their efforts to discover potential new drug therapies as well as our internal drug discovery efforts.

The Company’s commercial operations commenced during 2000 at which time it emerged from the development stage. The Company has incurred net losses since inception of $117.9 million and is expected to incur losses for at least the next several years as research and development activities are expanded. To date, the Company has financed its operations primarily through sales of equity securities, contract payments under DeltaSelect and DeltaBase agreements and equipment financing arrangements. The Company will finance its operations primarily through its existing cash and cash equivalents and marketable securities and future revenues. The Company expects to require additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities.

2.    Basis of Presentation

The accompanying interim consolidated financial statements as of March 31, 2002 of Deltagen, Inc. (the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and its results of operations and its cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period.

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

3.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material impact on the Company’s results of operations or financial position.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

4.    Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of restricted stock, stock options and warrants. Dilutive securities of 9.9 million and 4.3 million have been excluded from the diluted earnings per share calculations for the periods ended March 31, 2002 and 2001, respectively, as they have an antidilutive effect due to the Company’s net losses.

A reconciliation of shares used in the calculations is as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Basic and diluted:
Net loss	$(18,748)	$(7,072)

Weighted average shares of common stock outstanding	33,470	29,888
Less: Weighted average shares subject to repurchase	(593)	(1,287)

Weighted average shares used in basic and diluted net loss per share	32,877	28,601

Net loss per common share	$(0.57)	$(0.25)

5.    Loans Payable

On February 28, 2002, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $4,000,000. A corresponding amount of machinery, equipment, and other property is pledged as collateral for each loan. On March 1, 2002, the Company received loan proceeds of $2,406,000 and $1,000,000, respectively, under this agreement for a total financing of $3,406,000. The loans bear interest rates of 8.87% and 8.98%, respectively, and are to be repaid in 36 monthly installments beginning in March 2002.

6.    Research and Development Collaborations and License Agreements

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

7.    Acquisitions

Acquisition of BMSPRL, L.L.C.

On February 16, 2002, the Company completed the acquisition of BMSPRL, L.L.C. (“BMSPRL”), formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of the Company’s common stock valued at approximately $23,510,000 and incurred acquisition related costs of approximately $438,000. The subsidiary, located in San Diego, California, was renamed Deltagen Research Laboratories, or DRL. The addition of DRL will enable the Company to advance its in vivo validated targets by identifying lead candidate compounds for drug development.

Accordingly, the results of operations of BMSPRL and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from February 16, 2002 through March 31, 2002.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Marketable securities	$3
Prepaid expenses and other current assets	424
Property and equipment, net	12,039
Other assets	191
Accounts payable and accrued liabilities	(1,084)
Notes payable	(639)

Tangible net assets acquired	10,934
Completed technology	5,560
Excess of purchase price over net assets acquired	7,454

Total purchase price	$23,948

BMSPRL had no in-process research and development projects underway at the time of the acquisition.

The amount allocated to completed technology is being amortized over the estimated useful life of three to ten years using the straight-line method.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill and will be periodically evaluated for impairment in accordance with SFAS 142.

Acquisition of XenoPharm, Inc.

On March 14, 2002, the Company acquired XenoPharm, Inc. (“XenoPharm”), a San Diego, California-based private company for 498,236 unregistered shares of the Company’s common stock valued at approximately $3,622,000 and incurred acquisition related cost of approximately $497,000. Additionally, the Company may be required to issue up to an additional 1,449,262 shares of common stock upon the satisfaction of certain milestones. XenoPharm provides a proprietary technology platform to pharmaceutical, biotechnology, chemical and agricultural companies to better understand and predict reactions of foreign substances, termed “xenobiotics,” in human systems. XenoPharm’s XenoSensor Mice, implanted with human SXR and CAR, coupled with XenoPharm’s CleanScreen high-throughput screening assays provide a proprietary technology platform to improve the predictive value of cell- and animal-based biomedical research.

The results of operations of XenoPharm and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from March 14, 2002 through March 31, 2002.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Property and equipment, net	$79
Other assets	1
Accounts payable and accrued liabilities	(95)

Tangible net assets acquired	(15)
Acquired in-process research and development	110
Completed technology	7,016
Deferred credit	(2,992)

Total purchase price	$4,119

In connection with the purchase of XenoPharm, the Company recorded a $110,000 charge to in-process research and development. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects are expected to commence at various times in 2002, and were based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis based upon comparable public companies, adjusted upward to reflect additional risks inherent in the development life cycle. Such discount rates ranged between 45% and 55% for all projects. Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

The amount allocated to completed technology is being amortized over the estimated useful life of three years using the straight-line method.

The amount of the net assets in excess of the purchase price was recorded as a deferred credit since the Company may be required to issue additional shares of common stock upon the satisfaction of certain milestones. The amount of additional consideration paid will reduce the deferred credit and be included as additional purchase price. If the milestones are not met or the value of the common stock issued is less than the deferred credit, the excess will primarily reduce the value of the completed technology.

Proforma Results

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company, BMSPRL and XenoPharm been a consolidated entity during the periods presented. The summary combines the results of operations as if BMSPRL and XenoPharm had been acquired as of the beginning of the periods presented. The impact of certain acquisition adjustments such as amortization of completed technology and the charge related to the write-off of the acquired in-process research and development has been excluded from the periods presented as they arose from the acquisitions.

	Three Months Ended March 31,
	2002	2001
	(unaudited)
	(In thousands, except per share data)
Revenues	$2,615	$2,451
Net loss	$(21,503)	$(14,897)
Basic and diluted EPS	$(0.62)	$(0.47)

8.    Goodwill and Intangible Assets

The Company adopted SFAS 142 on January 1, 2002 for all goodwill and intangibles that arose before July 1, 2001. As a result, goodwill is tested for impairment annually and whenever circumstances indicate that it may no longer be recoverable, and is no longer amortized. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 have been reclassified to goodwill. Upon adoption, the Company has six months to complete the transitional goodwill impairment assessment to determine if goodwill is impaired. The Company is in the process of completing such analysis. Goodwill and intangible assets consist of the following (in thousands):

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill	$9,240	$—	$1,788	$—
Amortizing:
Acquired completed technology	16,616	1,180	4,040	561

Total	$25,856	$1,180	$5,828	$561

Annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization
2002	$3,876
2003	5,168
2004	4,607
2005	812
2006	159
Thereafter	814

Total	$15,436

Amortization expense was $619,000 and zero in the three months ended March 31, 2002 and 2001, respectively.

9.    Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net loss	$(18,748)	$(7,072)
Other comprehensive loss:
Unrealized gains (losses) on investments	(244)	—

Total comprehensive loss	$(18,992)	$(7,072)

10.    Subsequent Events

Research and Development Collaborations and License Agreements

On April 24, 2002, the Company entered into a collaborative agreement to provide Schering-Plough Research Institute (SPRI) with access to the Company’s DeltaBase product. The agreement provides SPRI with rights to use a subset of DeltaBase knockout mice and data for internal research, including the G protein-coupled receptor (GPCRs) gene class. SPRI also will have access to corresponding DeltaBase intellectual property rights to develop and commercialize products, in exchange for which the Company will receive certain milestone payments.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Our recent acquisitions of Arcaris, Inc.(“Arcaris,”) and XenoPharm, Inc. (“XenoPharm,”) further complement our internal drug discovery efforts. Arcaris, now a subsidiary known as Deltagen Proteomics, supplements our small molecule discovery program through its genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. XenoPharm provides a proprietary technology platform to evaluate drug metabolism of drug candidates, to improve the predictive value of cell- and animal-based biomedical research and predict the reaction of a drug candidate in a human system, thereby screening candidates for improved chances of clinical success.

We have also integrated established drug discovery capabilities through the February 2002 acquisition from Bristol-Myers Squibb Company of BMSPRL, L.L.C., (“BMSPRL”), formerly known as CombiChem, Inc. This subsidiary was renamed Deltagen Research Laboratories. The acquisition provides us with a well-recognized small molecule drug discovery operation.

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

We have DeltaBase agreements with GlaxoSmithKline, Pfizer and Merck. Each of these agreements provides for payments aggregating approximately $15 million in exchange for three years’ worth of DeltaBase targets. In addition, we may receive additional fees for access to certain intellectual property. We began recognizing revenue from the GlaxoSmithKline agreement in the fourth quarter of 2000. Revenue from the Pfizer agreement began to be recognized in the first quarter of 2001. We will begin to recognize revenue from the Merck agreement in the second quarter of 2002. We anticipate that the vast majority of our revenues in the next several years will be derived from periodic subscription license fees under agreements with DeltaBase subscribers. Our current DeltaBase agreements with GlaxoSmithKline and Pfizer are coterminous, each terminating upon our delivery of DeltaBase in June 2003, and, although renewable beyond such date, may not be renewed. The Merck agreement, though confined to 750 genes, may result in some initial gene data being delivered to Merck subsequent to June 2003.

Revenue for the three months ended March 31, 2002 and 2001 is as follows:

	For the Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenue:
DeltaBase	$2,105	$2,132
Other (includes DeltaSelect and research collaborations)	510	319

Total	$2,615	$2,451

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

We had net losses of $ 18.7 million and $7.1 million for the three months ended March 31, 2002 and 2001, respectively. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs. This amortization was $678,000 and $792,000 for the three months ended March 31, 2002 and 2001, respectively. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function and gene expression databases and our secreted protein program, we expect to incur increasing research and development and selling, general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years.

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

During the three months ended March 31, 2002 and 2001 we reversed approximately $138,000 and $1.4 million of unearned stock-based compensation, respectively, related to terminated employees and changes in the fair market value of our common stock.

We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

Merck DeltaBase Agreement

On February 8, 2002, we entered into a license agreement to provide Merck & Co., Inc. (“Merck”) with access to our proprietary DeltaBase product, a resource tool for the understanding of in vivo mammalian gene function information. Merck will have non-exclusive access to information related to 750 genes selected for their biological interest that have been functionally characterized and entered into DeltaBase. Merck will also have access to certain of the corresponding DeltaBase intellectual property rights.

Acquisition of BMSPRL, L.L.C. (formerly CombiChem, Inc.)

On February 16, 2002, we acquired the California-based BMSPRL, formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of our common stock valued at approximately $23.5 million and paid certain transaction expenses. The subsidiary was renamed Deltagen Research Laboratories. The acquisition provides us with an established and well-recognized small molecule drug discovery capability. The acquisition of Deltagen Research Laboratories significantly advances our efforts in generating lead candidate compounds for drug development. We plan to select a number of targets for potential compound development in 2002 from our internal in vivo mammalian technology platform, with particular emphasis on cancer, metabolic disorders and inflammatory diseases. Integration of Deltagen Research Laboratories will allow us to utilize the technology and expertise of an experienced team in efforts to discover potential compounds against internal drug targets, including DT011M. DT011M is our potential insulin-mediating drug target for the treatment of obesity and related diseases such as diabetes. BMSPRL is a company with an integration of computational, medicinal and analytical chemistry capabilities coupled to biological screening. The company’s 77,000 square foot facilities in San Diego include 22 fully-equipped chemistry laboratories and a new biology facility. As of February 16, 2002, Deltagen Research Laboratories employed 70 scientists, including 53 in chemistry.

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

Acquisition of XenoPharm, Inc.

On March 14, 2002, we acquired XenoPharm, a San Diego, California-based private company for 498,236 shares of our unregistered common stock valued at approximately $3.6 million and paid certain transaction expenses. Up to an additional 1,449,262 shares of unregistered common stock may be issued upon the achievement of certain key milestones. The entity will become our wholly-owned subsidiary. XenoPharm, which was incorporated in November 2000, provides a proprietary technology platform to pharmaceutical, biotechnology, chemical and agricultural companies to better understand and predict reactions of foreign substances, termed “xenobiotics,” in human systems. XenoPharm’s XenoSensor Mice, implanted with human SXR and CAR, coupled with XenoPharm’s CleanScreen high-throughput screening assays provide a proprietary technology platform to improve the predictive value of cell- and animal-based biomedical research. The operating expenses of XenoPharm are expected to be insignificant in 2002.

Results of Operations

Total contract revenue increased to $2.6 million for the three months ended March 31, 2002 from $2.5 million for the comparable period in 2001. DeltaBase revenue was $2.1 million for the three months ended March 31, 2002 and 2001. Both periods included revenue from GlaxoSmithKline and Pfizer. Revenue from the Merck agreement will be recognized beginning in the quarter ending June 30, 2002.

Research and development expenses were $16.8 million for the three months ended March 31, 2002 and $8.2 million for the comparable period in 2001. Excluding amortization of unearned stock-based compensation expenses, research and development expenses increased by $9.0 million to $16.3 million for the three months ended March 31, 2002 from $7.3 million in the comparable period of 2001. The 2002 results include costs of Deltagen Research Laboratories from February 16, 2002 and costs of XenoPharm from March 14, 2002. This increase was primarily attributable to continued growth of research and development activities, including $3.0 million related to increased personnel, $619,000 related to the amortization of intangible assets, $2.2 million related to increased laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs and $3.4 million in higher depreciation and amortization and facilities expenses.

Selling, general and administrative expenses were $4.8 million for the three months ended March 31, 2002 and $2.9 million for the comparable period of 2001. Excluding amortization of unearned stock-based compensation costs, selling, general and administrative expenses increased by $1.6 million to $4.6 million for the three months ended March 31, 2002 from $3.0 million in the comparable period of 2001. The 2002 results include costs of Deltagen Research Laboratories from February 16, 2002. This increase included $1.0 million related to increased personnel and support costs, $1.0 million related to higher depreciation and amortization and facilities expense offset in part by decreases of $117,000 related to marketing and advertising costs and $298,000 related to legal and professional fees.

We had net interest income of $263,000 and $1.6 million for the three months ended March 31, 2002 and 2001, respectively. This decrease is due to lower average investment balances and lower investment interest rates and increased debt.

Liquidity and Capital Resources

We have financed our operations from inception primarily through issuances of equity securities, contract payments to us under our DeltaSelect and DeltaBase agreements and equipment financing arrangements. Through March 31, 2002, we had received net proceeds of $157.9 million from issuances of equity securities, $22.2 million from customer agreements and $12.1 million from equipment financing arrangements.

At March 31, 2002, we had $35.1 million in cash and cash equivalents compared with $61.4 million at December 31, 2001. In addition, at March 31, 2002, we had $25.1 million in marketable securities representing highly liquid commercial paper and government agency securities compared with $15.1 million at December 31, 2001. We used $15.1 million in cash for operating activities during the three months ended March 31, 2002. This consisted primarily of the net loss for the period of $18.7 million and increased accounts receivable, deposits and other assets of $9.8 million offset in part by non-cash charges of $2.9 million, including $2.0 million related to depreciation and amortization expenses and $678,000 related to the amortization of unearned stock-based compensation and increased accounts payable, deferred revenue and accrued expenses of $10.5 million. Investment activities used $14.2 in cash during the three months ended March 31, 2002 including $15.4 million related to the purchase of marketable securities, $3.0 million related to capital expenditures and $915,000 related to the acquisitions of BMSPRL, L.L.C. and XenoPharm, Inc. in February and March 2002, respectively, offset in part by $5.0 million related to the maturities of marketable securities. We received $3.0 million in cash from financing activities during the three months ended March 31, 2002, which consisted primarily of $3.5 million from loan proceeds and $276,000 from the sale of common stock. This was offset partially by loan and capital lease repayments of $733,000.

In December 1998, March 1999, June 2000, June 2001 and February 2002, we entered into loan agreements of $1.8 million, $1.5 million, $2.9 million, $2.5 million and $4.0 million, respectively. We have drawn down approximately $12.1 million during 1999, 2000, 2001 and 2002. As of March 31, 2002, the entire $8.8 million outstanding balance was collateralized by property and equipment. Amounts outstanding under these loans accrued interest at a weighted average rate of approximately 10.65% and are due in monthly installments through 2005.

With the February 2002 acquisition of Deltagen Research Laboratories and the expansion of our drug discovery efforts, we expect that our operating expenses will increase significantly. Operating expenses associated with Deltagen Research Laboratories will likely exceed $20.0 million in 2002. In addition, we have commenced work on our Redwood City facilities to establish laboratories to meet the growing size and scope of research activities. It is presently estimated that this project, which involves both equipment purchases and tenant improvements for laboratory and animal space, will cost approximately $30.0 million and will be substantially complete by the fourth quarter of 2002. Our Deltagen Europe S.A. subsidiary is also expected to begin construction of a 50,000 square feet research facility in Strasbourg, France in mid-2002. This facility is expected to cost $6.0 million to $7.0 million and is expected to be financed through a $6.2 million ten-year lease purchase financing arrangement provided by a consortium of banks and local governmental agencies.

At March 31, 2002 we had the following contractual cash obligations:

Year Ending December 31,	Operating Leases	Capital Leases (1)	Debt (1)	Total
	(in thousands)
2002	$8,740	$8	$3,091	$11,839
2003	12,922	20	2,906	15,848
2004	11,838	8	2,088	13,934
2005	11,606	—	755	12,361
2006	10,520	—	—	10,520
Thereafter	54,824	—	—	54,824

Total	$110,450	$36	$8,840	$119,326

(1)	Excludes interest

We have issued standing letters of credit totaling $2.8 million as credit support for operating leases. These letters of credit are collateralized by cash deposits of an equal amount and automatically renew on an annual basis during the lease term. These cash deposits are classified as restricted cash on the consolidated balance sheet.

The debt agreements have restrictive covenants requiring minimum unrestricted cash balances, generally twelve months cash needs. If unrestricted cash balances fall below the minimum levels, we will be required to provide cash security deposits of up to $2.0 million.

At March 31, 2001 we had approximately $6.2 million in committed financing available for the construction of the research and design facility for Deltagen Europe S.A.

We believe that our current cash and cash equivalents and marketable securities balances, together with revenues from subscriptions to our gene function database and collaborative research agreements, will be sufficient to fund our operations for at least the next twelve months. We continue to evaluate alternative means of financing to meet our long-term needs. These include the possible sale of additional equity or debt securities, equipment financing, secured bank lines of credit and various facility improvement financing arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a material effect on the financial position or results of operations of the Company.

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

Our loans payable of $8.8 million at March 31, 2002 carry fixed interest rates ranging from 8.87% to 12.75% per annum with payments due in 36 or 48 monthly installments. Our capital lease obligations of $36,000 at March 31, 2002 carry fixed interest rates ranging from 0% to 10.39% per annum with payments due in 36 monthly installments.

The following table presents, as of March 31, 2002, the future principal amounts and related weighted average interest rate by year for our cash and cash equivalents, marketable securities and debt obligations.

	Expected Maturity Date (as of March 31, 2002)
	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Assets:
Cash and cash equivalents	$35,073	$—	$—	$—	$—	$—	$35,073
Marketable securities	25,061	—	—	—	—	—	25,061
Weighted average interest rate	2.38%	—	—	—	—	—
Liabilities:
Capital lease obligations	$8	$20	$8	$—	$—	$—	$36
Weighted average interest rate	2.97%	6.24%	—	—	—	—
Loans payable	$3,091	$2,906	$2,088	$755	$—	$—	$8,840
Weighted average interest rate	10.65%	11.07%	10.54%	10.39%	—	—

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

We have had net losses every year since our inception in 1997 and, as of March, 31, 2002 had an accumulated deficit of $117.9 million. We had net losses of $18.7 million and $7.1 million for the three months ended March 31, 2002 and 2001, respectively. We had net losses of $48.5 million, $32.2 million, and $13.8 million in 2001, 2000 and 1999, respectively. The 2000 net loss is before a $22.4 million deemed dividend-related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

We have had a limited operating history and are at an early stage of development. Our strategy of offering a gene function database and using knockout mice to enable our customers to pursue promising candidates for drug target development is unproven. Additionally, our pricing models for offering our products and services are unproven. We currently have four subscribers for our DeltaBase gene function database, only three of which are paying subscription fees. We have generated only limited revenues amounting to approximately $9.9 million, $2.1 million and $1.2 million for the fiscal years 2001, 2000 and 1999, respectively. For the three months ended March 31, 2002 and 2001 we recognized revenues of $2.6 million and $2.5 million, respectively. Our success will depend on, among other things, our ability to enter into future licensing and other agreements on favorable terms, our ability to determine and generate information on those genes which have potential use as drug targets and the commercialization of products using our data. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only four DeltaBase subscribers and two GeneClass DeltaBase customers and may not succeed unless we can attract more customers.

DeltaBase, our database product, is our principal source of revenue. We also expect that the majority of our revenues for the next few years will be derived from fees under our DeltaBase agreements. We may also derive revenues from royalties received from these users.

We currently have only four DeltaBase customers (including Lexicon which does not involve the receipt of any subscription fees) and two GeneClass DeltaBase customers. Because of our reliance on revenue generated under our DeltaBase agreements, we will likely not succeed unless we can attract more DeltaBase customers. In addition, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any. Also, if our database is not acceptable to our prospective customers, it may not generate revenues and our business and financial condition will be materially harmed.

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

We currently have only three customers for our DeltaSelect program. Revenues from our DeltaSelect program have historically not been significant, and we expect to enter into only a limited number, if any, of future DeltaSelect agreements. To succeed we must attract customers for our DeltaBase and other programs. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program, as well as our secreted protein and biopharmaceutical drug discovery and development programs. As of March 31, 2002, we had approximately 460 full-time equivalent employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our knockout mouse production in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

We also have multiple offices and facilities in North America and Europe, which presents significant challenges and strain on our management and operations. In addition to our corporate headquarters in Redwood City, California, we currently have offices or facilities in Menlo Park, Alameda and San Carlos, California, as well as facilities in Strasbourg, France for Deltagen Europe, S.A., in Salt Lake City, Utah for Deltagen Proteomics and in San Diego, California for Deltagen Research Laboratories. In addition, we have commenced work on our Redwood City facilities to establish laboratories to meet our growing size and scope of research activities. It is presently estimated that this project, which involves both equipment purchases and build out of current facilities, will cost approximately $30 million and is expected to be substantially complete in the fourth quarter of 2002. These estimates may materially differ from our expectations. We may also acquire additional offices or facilities in the event that we merge with or acquire other companies. These additional offices or facilities will present even greater challenges and strain on management and operations.

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

It may turn out that there are no advantages or “synergies” to adding XenoPharm’s research capabilities to Deltagen’s product line and technology platform. Moreover, there is no assurance that XenoPharm’s technology can be successfully integrated into Deltagen’s operations or that any of the benefits expected from such integration will be realized. XenoPharm continues to incur legal expenses in connection with its patent applications and the patent applications of its licensors. It is expected that these expenses will increase as the level of patent prosecution increases. In the case of certain of these patent applications, it is our understanding that several major pharmaceutical companies have also filed patent applications covering such technologies and these pharmaceutical companies have sufficient capital resources to withstand potentially costly and lengthy patent interference and opposition proceedings, if they should choose to challenge these applications or any patents issuing there from. We cannot assure that we will prevail in any such proceedings. If we do not prevail, the value of these technologies will likely be significantly reduced.

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

We are highly dependent on the principal members of our management, operations and scientific staff, including William Matthews, Ph.D., our Chairman and Chief Executive Officer, and Mark W. Moore, Ph.D., our Chief Scientific Officer. The loss of either of their services would harm our business.

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

We had 35,267,997 shares of common stock outstanding at March 31, 2002.

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

As of March 31, 2002, our executive officers and directors, and entities affiliated with them, beneficially own, in the aggregate, approximately 54% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

PART II.    OTHER INFORMATION

Item 1.—Legal Proceedings

None

Item 2.—Changes in Securities

(a)    Not applicable.

(b)    Not applicable.

(c)    During the first quarter of fiscal 2002, the Company issued an aggregate of 498,236 of its common shares pursuant to a merger in exchange for the outstanding capital shares of XenoPharm, Inc. held by 36 shareholders. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. In connection with this merger, 25 of the former XenoPharm, Inc. shareholders represented that he, she or it was an accredited investor. Shareholders who did not signify that they were accredited investors were represented by a qualified purchaser’s representative. The Company will file a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of the acquired company.

Also during the first quarter of fiscal 2002, the Company issued an aggregate of 2,647,481 of its common shares to Bristol-Myers Squibb Company (“Bristol”) pursuant to an acquisition agreement in which it received all the outstanding equity interests of BMSPRL, L.L.C. from Bristol. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. This issuance was made without general solicitation or advertising. In connection with the acquisition Bristol represented that it was an accredited investor. The Company will file a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of the acquired company.

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

(d)    On August 2, 2000, our Registration Statement on Form S-1 (File No. 333-34668), the IPO Registration Statement, was declared effective by the Securities and Exchange Commission. The IPO Registration Statement registered a total of 7,000,000 shares of common stock all of which were issued and sold by us. The offering commenced on August 3, 2001 and was closed on August 8, 2001. The shares sold by us were sold at an aggregate offering price of $105 million, netting proceeds of approximately $95.9 million to us after underwriting fees of approximately $7.4 million and other offering expenses of approximately $1.7 million. On August 30, 2001 the underwriters’ of our offering exercised their over-allotment for the purchase of approximately 1,025,000 shares. The shares sold by us were sold at an aggregate offering price of $15.4 million, netting proceeds of approximately $14.3 million to us after underwriting fees of approximately $1.1 million and other offering expenses.

Since the effective date of the IPO Registration Statement, the net offering proceeds of $110.2 million have been invested in bank deposits, money market funds, corporate debt securities and obligations of government agencies.

Repayment of indebtedness	$2,233
Purchase and installation of equipment and build out of facilities	10,380
Working capital	37,209
Bank Deposits and temporary investments	60,378

Net offering proceeds	$110,200

None of the net offering proceeds have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

Item 3.—Defaults Upon Senior Securities

Not applicable.

Item 4.—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.—Other Information

Not applicable.

Item 6.—Exhibits and Reports on Form 8-K

(a)    Exhibits

None

(b)    Reports on Form 8-K

A report on Form 8-K was filed on February 14, 2002

—	Identification of insulin-mediating drug target

—	Execution of a DeltaBase license agreement with Merck &Co., a pharmaceutical company

—	Execution of an agreement with Bristol-Myers Squibb Company to purchase all outstanding equity interests in BMSPRL, L.L.C. (f/k/a Combichem, Inc.)

—	Fourth quarter and year-end 2001 financial results

A report on Form 8-K was filed on February 19, 2002

—	Closing of an agreement with Bristol-Myers Squibb Company to purchase all outstanding equity interests in BMSPRL, L.L.C. (f/k/a Combichem, Inc.)

—	Execution of a target validation and research collaboration agreement with Stanford University

A report on Form 8-K related to the acquisition of BMSPRL, L.L.C. was filed on March 4, 2002

A report on Form 8-K was filed on March 14, 2002.

—	Identification of an inflammatory disease drug target

—	Acquisition of XenoPharm, Inc.

A report on Form 8-K related to the acquisition of XenoPharm, Inc. was filed on March 29, 2002

A report on Form 8-K/A related to the acquisition of BMSPRL, L.L.C. was filed on May 2, 2002

—	Audited special purpose statements of Bristol-Myers Squibb Pharma Research Labs, Inc., the notes related thereto and the report of independent accountants theron

—	Unaudited pro forma condensed combined financial statements and the notes related thereto

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN, INC.

Date: May 15, 2002	/s/ William Matthews, Ph.D.
William Matthews, Ph.D. Chairman and Chief Executive Officer

Date: May 15, 2002	/s/ Richard H. Hawkins
Richard H. Hawkins Chief Financial Officer

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-Q:

Exhibit No.	Exhibit

2.1*	Purchase Agreement with Bristol-Myers Squibb Company dated February 8, 2002 (1)

2.2*	Amendment to Purchase Agreement with Bristol-Myers Squibb Company dated February 14, 2002 (1)

2.4†*	Agreement and Plan of Merger and Reorganization with XenoPharm, Inc. dated January 15, 2002 (2)

4.5	Registration Rights Agreement dated February 16, 2002 (3)

10.36†	Research Subscription Agreement with Merck & Co., Inc. dated February 8, 2002 (2)

10.39	Lease Agreement for 4570 Executive Drive, San Diego, California (2)

10.40	Agreement with Peter L. Myers (2)

(1)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.
(2)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on March 29, 2002.
(3)	Incorporated by reference to Exhibit 2.3 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.
†	Confidential treatment has been requested with respect to portions of these agreements.
*
The schedules and exhibits to these agreements, as set forth in the respective Table of Contents thereto (if any), have not been filed herewith, pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

1