Form 10-K/A
period 2001-12-31
DELTAGEN INC
filed 2002-08-09
CIK 1034072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/ A revises Items 14(a)(3) and Exhibit 10.32 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed on March 29, 2002 (the “Original Filing”) to respond to comments that we received from the Securities and Exchange Commission.

This report updates Item 14(a)(3) and revises Exhibit 10.32 filed as an exhibit to the Original Filing to disclose additional portions of that exhibit for which we had originally requested confidential treatment. Other than these amendments, Item 14 remains in the same form as initially filed.

This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 9, 2002

By:	/s/ JOHN E. BURKE
John E. Burke Senior Vice President

3

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit No.	Exhibit
2.1*	Purchase Agreement with Bristol-Myers Squibb Company dated February 8, 2002 (1)

2.2*	Amendment to Purchase Agreement with Bristol-Myers Squibb Company dated February 14, 2002 (1)

2.3†*	Agreement and Plan of Merger and Reorganization with Arcaris, Inc. dated July 24, 2001 (2)

2.4†*	Agreement and Plan of Merger and Reorganization with XenoPharm, Inc. dated January 15, 2002 (8)

3(i).1	Restated Certificate of Incorporation (8)

3(ii).1	Bylaws of the Registrant (4)

4.1	Specimen Common Stock Certificate (4)

4.2	Investors’ Rights Agreement dated May 27, 1999 (4)

4.3	Investors’ Rights Agreement dated January 21, 2000 (4)

4.4	Common Stock Purchase Agreement with Rathmann Family Trust dated October 10, 2001 (8)

4.5	Registration Rights Agreement dated February 16, 2002 (5)

10.1.1	1998 Stock Incentive Plan (4)

10.1.2	Form of Option Agreement under 1998 Stock Incentive Plan (4)

10.2.1	2000 Stock Incentive Plan (4)

10.2.2	Form of Incentive Option Agreement under 2000 Stock Incentive Plan (4)

10.2.3	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan (4)

10.3	2000 Employee Stock Purchase Plan (4)

10.4†	Agreement with University of Edinburgh (4)

10.5.1	Lease Agreement for 1031 Bing Street, San Carlos, California (4)

10.5.2	Addendum to Lease Agreement (4)

10.5.3	First Amendment to Lease Agreement (4)

10.6	Lease Agreement for 1003 Hamilton Avenue, Menlo Park, California (4)

10.7	Form of Indemnification Agreement (4)

10.8	Agreement with William Matthews, Ph.D. (4)

10.9	Agreement with Mark W. Moore, Ph.D. (4)

10.10	Agreement with Augustine G. Yee, Esq. (4)

10.11	Agreement with Terry Coley, Ph.D. (4)

10.12	Series B Preferred Stock Warrant issued to Silicon Valley Bank (4)

10.13	Series B Preferred Stock Warrant issued to LMSI (4)

10.14	Agreement with IGBMC (4)

10.15	Promissory Note between Deltagen and William Matthews, Ph.D. (4)

10.16	Promissory Note between Deltagen and Mark W. Moore, Ph.D. (4)

10.17†	Agreement with Roche Biosciences, Inc. dated October 2, 1998 (4)

10.18†	Agreement with Pfizer, Inc. dated December 22, 1998 (4)

10.19†	Agreement with Schering-Plough dated December 16, 1999 (4)

10.20†	Agreement with Merck dated December 21, 1999 (4)

10.21†	Agreement with Glaxo dated June 27, 2000 (4)

10.22†	Collaboration Agreement with Glaxo dated June 27, 2000 (4)

10.23†	Agreement with Affymetrix, Inc. dated July 12, 2000 (4)

10.24	Series C Preferred Stock Warrant issued to IGBMC (4)

10.25	Lease Agreements for 1210 and 1255 Hamilton Court, Menlo Park, California (6)

10.26†	Agreement with Pfizer, Inc. dated July 1, 2000 (6)

10.27	Agreement with John E. Burke (6)

10.28	Agreement with Richard Hawkins (6)

10.29	Agreement with Brian Crowley (6)

10.30	Lease Agreement for 740 Bay Road, Redwood City, California (7)

10.31.1	Sublease Agreement for 700 Bay Road, Redwood City, California (7)

10.31.2	Consent to Sublease Agreement for 700 Bay Road, Redwood City, California (7)

Exhibit No.	Exhibit
10.32†**	Agreement with Hyseq, Inc. dated October 9, 2001

10.33	Lease Purchase Agreement dated August 29, 2001 (8)

10.34	Loan Agreement dated August 29, 2001 (8)

10.35	Guarantor Agreement dated August 29, 2001 (8)

10.36†	Research Subscription Agreement with Merck & Co., Inc. dated February 8, 2002 (8)

10.37	Promissory Note between Deltagen and Augustine Yee dated April 16, 2001 (8)

10.38	Promissory Note between Deltagen and Terry Coley dated April 16, 2001 (8)

10.39	Lease Agreement for 4570 Executive Drive, San Diego, California (8)

10.40	Agreement with Peter L. Myers (8)

21	Subsidiaries (8)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants (8)

24.1	Power of Attorney. See page 84. (8)

(1)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.

(2)	Incorporated by reference to Exhibit 10.32 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 9, 2001.

(3)	Incorporated by reference to Exhibit 3.(ii).2 filed with Registrant’s Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.

(4)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.

(5)	Incorporated by reference to Exhibit 2.3 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.

(6)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on April 2, 2001.

(7)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 9, 2001.

(8)
Previously filed with the Commission and incorporated herein by reference from the identically numbered exhibits to the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on March 29, 2002.

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

**
Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of this exhibit were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.