Form 10-Q
period 2002-06-30
DELTAGEN INC
filed 2002-08-13
CIK 1034072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES  ☒        NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	40,909,678
Class	Outstanding at August 9, 2002

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTAGEN, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$54,295	$61,363
Marketable securities	22,302	15,118
Accounts receivable, net	3,828	2,511
Prepaid expenses and other current assets	2,902	2,207

Total current assets	83,327	81,199
Property, plant and equipment, net	41,166	16,672
Goodwill	9,260	1,788
Intangible assets, net	14,144	3,479
Notes receivable from related parties	995	495
Restricted cash	3,683	2,869
Other assets	2,668	2,548

Total assets	$155,243	$109,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,918	$4,131
Accrued liabilities	6,439	5,864
Current portion of capital lease obligations	21	11
Current portion of loans payable	7,876	2,382
Current portion of deferred revenue	14,463	7,257

Total current liabilities	38,717	19,645
Capital lease obligations, less current portion	12	28
Loans payable, less current portion	9,968	3,059
Other long-term liabilities	990	990
Deferred credit	2,953	—
Deferred revenue, less current portion	3,187	1,657

Total liabilities	55,827	25,379

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 75,000,000 shares, Issued and outstanding: 40,842,094 and 32,077,012 shares at June 30, 2002 and December 31, 2001, respectively	41	32
Additional paid-in capital	238,826	186,595
Unearned stock-based compensation	(1,544)	(3,019)
Notes receivable from stockholders	(805)	(805)
Accumulated deficit	(137,102)	(99,132)

Total stockholders’ equity	99,416	83,671

Total liabilities and stockholders’ equity	$155,243	$109,050

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Contract revenue	$5,919	$2,735	$8,534	$5,186

Costs and expenses:
Research and development	21,291	10,407	38,425	18,608
Selling, general and administrative	4,070	5,289	8,562	8,182

Total costs and expenses	25,361	15,696	46,987	26,790

Loss from operations	(19,442)	(12,961)	(38,453)	(21,604)
Interest income	421	1,245	880	2,972
Interest expense	(201)	(143)	(397)	(299)

Net loss	$(19,222)	$(11,859)	$(37,970)	$(18,931)

Net loss per common share, basic and diluted	$(0.52)	$(0.41)	$(1.09)	$(0.66)

Weighted average shares used in computing net loss per common share, basic and diluted	37,117	28,835	35,009	28,697

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(37,970)	$(18,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,335	1,114
Amortization of equipment under capital lease	14	—
Amortization of warrants issued in connection with loans	55	12
Amortization of intangible assets	1,911	—
Amortization of unearned stock-based compensation expense	1,085	1,969
Amortization of premium (discount) on marketable securities	171	(439)
Lease loss	—	1,312
Write-off of in-process research and development costs	110	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,317)	(1,579)
Prepaid expenses and other current assets	(288)	(702)
Other assets	81	(189)
Accounts payable	389	1,617
Accrued expenses	(273)	667
Deferred revenue	8,736	(308)

Net cash used in operating activities	(23,961)	(15,457)

Cash flows from investing activities:
Purchase of marketable securities	(12,355)	(34,423)
Maturities of marketable securities	5,000	40,000
Acquisition of property, plant and equipment	(2,759)	(1,508)
Acquisition of leasehold improvements	(7,900)	(50)
Increase in restricted cash	(814)	—
Issuance of notes receivable	(500)	(710)
Acquisition of BMSPRL, L.L.C., net of cash acquired	(445)	—
Acquisition of XenoPharm, Inc., net of cash acquired	(536)	—

Net cash provided by (used in) investing activities	(20,309)	3,309

Cash flows from financing activities:
Principal payments under capital lease obligations	(6)	(19)
Repayment of loans payable	(2,564)	(875)
Proceeds from the issuance of loans payable	14,274	2,453
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	25,498	(117)

Net cash provided by financing activities	37,202	1,442

Net decrease in cash and cash equivalents	(7,068)	(10,706)
Cash and cash equivalents, beginning of period	61,363	93,352

Cash and cash equivalents, end of period	$54,295	$82,646

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$397	$299
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$5,066	$169
Reversal of unearned stock-based compensation	$390	$1,676
Issuance of common stock in connection with BMSPRL, L.L.C., acquisition	$23,510	$—
Issuance of common stock in connection with XenoPharm, Inc. acquisition	$3,622	$—

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2002

1.    Business of the Company

Deltagen, founded in 1997 and headquartered in Redwood City, California, is a leader in using in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Our proprietary information platform serves our major pharmaceutical partners and customers in their efforts to discover potential new drug therapies. Deltagen is also an emerging leader in the discovery and development of drugs from the human genome.

The Company’s commercial operations commenced during 2000 at which time it emerged from the development stage. The Company has incurred net losses since inception of $137.1 million and is expected to incur losses for at least the next several years as research and development activities exceed revenues. To date, the Company has financed its operations primarily through sales of equity securities, contract payments under DeltaSelect and DeltaBase agreements and equipment financing arrangements and a term loan facility The Company will finance its operations primarily through its existing cash and cash equivalents and marketable securities and future revenues. The Company expects to require additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities.

2.    Basis of Presentation

The accompanying interim consolidated financial statements as of June 30, 2002 of Deltagen, Inc. (the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and its results of operations and its cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period. Certain costs and expenses in the six months ended June 30, 2002 have been reclassified to conform to the presentation in the three months ended June 30, 2002.

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

3.    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a material effect on the financial position or results of operations of the Company.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material effect on the financial position or results of operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material effect on the financial position or results of the operations of Company.

4.    Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of restricted stock, stock options and warrants. Dilutive securities of 10.8 million and 4.3 million shares have been excluded from the diluted earnings per share calculations for the periods ended June 30, 2002 and 2001, respectively, as they have an antidilutive effect due to the Company’s net losses.

A reconciliation of shares used in the calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Basic and diluted:
Net loss	$(19,222)	$(11,859)	$(37,970)	$(18,931)

Weighted average shares of common stock outstanding	37,608	29,750	35,551	29,808
Less: Weighted average shares subject to repurchase	(491)	(915)	(542)	(1,111)

Weighted average shares used in basic and diluted net loss per share	37,117	28,835	35,009	28,697

Net loss per common share	$(0.52)	$(0.41)	$(1.09)	$(0.66)

5.    Loans Payable

On February 28, 2002, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $4,000,000. A corresponding amount of machinery, equipment, and other property is pledged as collateral for each loan. On March 1, 2002, the Company received loan proceeds of $2,406,000 and $1,000,000, respectively, under this agreement for a total financing of $3,406,000. The loans bear interest rates of 8.87% and 8.98%, respectively, and are to be repaid in 36 monthly installments beginning in March 2002. On June 21, 2002, the Company received loan proceeds of $593,000 under this agreement. The loan bears interest at 9.04% and is to be repaid in 36 monthly installments beginning in June 2002. At June 30, 2002, there is no amount available for future borrowings and $3.7 million was outstanding under this agreement.

On June 27, 2002, the Company entered into two new bank agreements. These include a $20 million term loan facility and a one-year $5 million accounts receivable facility. The term loan can be drawn down through March 31, 2003 and matures through March 31, 2007. The loan is collateralized by a first position security interest in the Company’s assets excluding intellectual property. The Company has certain restrictions on the assignment or transfer of intellectual property during the term of the loan. The Company borrowed $10 million under this facility on June 28, 2002 at the current interest rate of 6.125%. Interest only payments will be made through the end of the draw down period at which time outstanding principal and interest will we due in 48 equal monthly installments. The loan has financial covenants related to earnings and liquidity, including a requirement that the Company maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. The accounts receivable facility was not utilized in the June 30, 2002 quarter.

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

7.    Acquisitions

Acquisition of BMSPRL, L.L.C.

On February 16, 2002, the Company completed the acquisition of BMSPRL, L.L.C. (“BMSPRL”), formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of the Company’s common stock valued at approximately $23,510,000 and incurred acquisition related costs of approximately $465,000. The subsidiary, located in San Diego, California, was renamed Deltagen Research Laboratories, or DRL. The addition of DRL will enable the Company to advance its in vivo validated targets by identifying lead candidate compounds for drug development.

Accordingly, the results of operations of BMSPRL and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from February 16, 2002 through June 30, 2002.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Marketable securities	$3
Prepaid expenses and other current assets	424
Property and equipment, net	12,039
Other assets	191
Accounts payable and accrued liabilities	(1,084)
Notes payable	(639)

Tangible net assets acquired	10,934
Completed technology	5,560
Excess of purchase price over net assets acquired	7,481

Total purchase price	$23,975

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

Acquisition of XenoPharm, Inc.

On March 14, 2002, the Company acquired XenoPharm, Inc. (“XenoPharm”), a San Diego, California-based private company for 498,236 unregistered shares of the Company’s common stock valued at approximately $3,622,000 and incurred acquisition related cost of approximately $536,000. Additionally, the Company may be required to issue up to an additional 1,449,262 shares of common stock upon the satisfaction of certain milestones. XenoPharm provides a proprietary technology platform to pharmaceutical, biotechnology, chemical and agricultural companies to better understand and predict reactions of foreign substances, termed “xenobiotics,” in human systems. XenoPharm’s XenoSensor Mice, implanted with human SXR and CAR, coupled with XenoPharm’s CleanScreen high-throughput screening assays provide a proprietary technology platform to improve the predictive value of cell- and animal-based biomedical research.

The results of operations of XenoPharm and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from March 14, 2002 through June 30, 2002.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Property and equipment, net	$79
Other assets	1
Accounts payable and accrued liabilities	(95)

Tangible net assets acquired	(15)
Acquired in-process research and development	110
Completed technology	7,016
Deferred credit	(2,953)

Total purchase price	$4,158

In connection with the purchase of XenoPharm, the Company recorded a $110,000 charge to in-process research and development in the March 31, 2002 quarter. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects are expected to commence at various times in 2002, and were based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis based upon comparable public companies, adjusted upward to reflect additional risks inherent in the development life cycle. Such discount rates ranged between 45% and 55% for all projects. Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(In thousands, except per share data)
Revenues	$5,919	$2,735	$8,534	$5,186
Net loss	$(18,830)	$(19,969)	$(42,399)	$(35,003)
Basic and diluted EPS	$(0.51)	$(0.62)	$(1.18)	$(1.10)

8.    Goodwill and Intangible Assets

The Company adopted SFAS 142 on January 1, 2002 for all goodwill and intangibles that arose before July 1, 2001. As a result, goodwill is tested for impairment annually and whenever circumstances indicate that it may no longer be recoverable, and is no longer amortized. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 have been reclassified to goodwill. Goodwill and intangible assets consist of the following (in thousands):

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill	$9,260	$—	$1,788	$—
Amortizing:
Acquired completed technology	16,616	2,472	4,040	561

Total	$25,876	$2,472	$5,828	$561

Annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization
2002 (July 1, 2002 through December 31, 2002)	$2,584
2003	5,168
2004	4,607
2005	812
2006	159
Thereafter	814

Total	$14,144

Amortization expense was $1.3 million and $1.9 million in the three months and six months ended June 30, 2002, respectively. There was no amortization expense in the periods ended June 30, 2001.

During the six months ended June 30, 2002, the Company determined that the fair value of the goodwill exceeded the carrying value and thus did not need to record an impairment charge.

9.    Note Receivable from Related Party

In June 2002, the Company received a promissory note from an officer for $500,000. The promissory note is collateralized by real estate, bears interest at 5.0% per annum and is due and payable in June 2007 or earlier upon the termination of employment. If the officer remains continually employed with the Company, the principal and accrued interest will be forgiven on the fifth anniversary from the date of employment.

10.    Private Placement

In May 2002, the Company completed a private equity financing in which 5,543,822 shares of common stock were sold at $4.57 per share resulting in net proceeds of $25.2 million.

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

Overview

Deltagen, founded in 1997, is a leader in using in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Our proprietary information platform serves our major pharmaceutical partners and customers in their efforts to discover potential new drug therapies. Deltagen is also an emerging leader in the discovery and development of drugs from the human genome.

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

We are implementing a strategy to integrate our:

•
Target Research and Development program, an integrated systems biology infrastructure, comprising data generated from our platform of knockout animal models and pathophysiological analysis, disease challenge models and biochemical disease pathway analysis;

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

Our recent acquisitions of Arcaris, Inc. (“Arcaris,”) and XenoPharm, Inc. (“XenoPharm,”) further complement our internal drug discovery efforts. Arcaris, now a subsidiary known as Deltagen Proteomics, supplements our small molecule discovery program through its genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. XenoPharm provides a proprietary technology platform to evaluate drug metabolism of drug candidates, to improve the predictive value of cell- and animal-based biomedical research and predict the reaction of a drug candidate in a human system, thereby screening candidates for improved chances of clinical success.

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

•
Target Research and Development program, which adds additional gene knockouts, disease challenge models, and underlying disease pathway analysis to provide a comprehensive systems biology approach to assist in identifying key targets for the treatment of disease;

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

We recently initiated a pilot study known as DeltaOne™ that offers access to our mice, data and intellectual property on a gene-by-gene basis. We also announced that Millennium Pharmaceuticals has become our first partner in this new program. To date, we have not generated any revenue from our DeltaOne program.

We have DeltaBase agreements with GlaxoSmithKline, Pfizer and Merck. Each of these agreements provides for payments aggregating approximately $15 million in exchange for three years’ worth of DeltaBase targets. In addition, we may receive additional fees for access to certain intellectual property. We began recognizing revenue from the GlaxoSmithKline agreement in the fourth quarter of 2000. Revenue from the Pfizer agreement began to be recognized in the first quarter of 2001. We began to recognize revenue from the Merck agreement in the second quarter of 2002. We anticipate that the majority of our revenues for at least the next year will be derived from fees under agreements with DeltaBase subscribers and access to information and tools related to the DeltaBase product offering. Our current DeltaBase agreements with GlaxoSmithKline and Pfizer are coterminous, each terminating upon our delivery of DeltaBase in June 2003, and, although renewable beyond such date, may not be renewed. The Merck agreement, though confined to 750 genes, may result in some initial gene data being delivered to Merck subsequent to June 2003.

Revenue for the three and six months ended June 30, 2002 and 2001 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenue:
DeltaBase	$5,223	$2,188	$7,328	$4,320
Other (includes DeltaSelect and research collaborations)	696	547	1,206	866

Total	$5,919	$2,735	$8,534	$5,186

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

We had net losses of $19.2 million and $11.9 million for the three months ended June 30, 2002 and 2001, respectively. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs and amortization of intangibles. This amortization totaled $1.7 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function and gene expression databases and our secreted protein program, we expect to incur increasing research and development and selling, general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. We expect to report substantial net losses through the next several years.

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

        We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”and Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

During the three months ended June 30, 2002 and 2001 we reversed approximately $252,000 and $254,000 of unearned stock-based compensation, respectively. During the six months ended June 30, 2002 and 2001 we reversed approximately

$390,000 and $1.7 million of unearned stock-based compensation, respectively. The reversals were related to terminated employees and changes in the fair market value of our common stock.

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

Stanford Collaboration Agreement

On February 19, 2002, we announced that we had signed a target validation and research collaboration agreement with Stanford University. Under the terms of the three-year collaboration, Stanford and the Company will mutually develop research projects for jointly selected genes under which we will provide Stanford non-exclusive access to knockout mice models using its proprietary high-throughput technology and Stanford will evaluate and conduct research on such materials. We will have options to obtain exclusive licenses to commercially develop in any and all fields certain inventions developed by Stanford. We will have rights to use, commercialize and sublicense results developed by Stanford under the research projects.

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

Results of Operations

Total contract revenue increased to $5.9 million for the three months ended June 30, 2002 from $2.7 million for the comparable period in 2001. DeltaBase revenue increased to $5.2 million for the three months ended June 30, 2002 from $2.2 million for the comparable period of 2001. Both periods included revenue from GlaxoSmithKline and Pfizer. Total contract revenue for the six months ended June 30, 2002 and 2001 was $8.5 million and $5.2 million, respectively. DeltaBase revenues increased to $7.3 million for the six months ended June 30, 2002 from $4.3 million for the comparable period in 2001. Both periods included revenue from GlaxoSmithKline and Pfizer. The increase in revenue in both the three and six months ended June 30, 2002 was primarily due to revenue from the Merck agreement that was recognized beginning in the quarter ended June 30, 2002.

Research and development expenses were $21.3 million for the three months ended June 30, 2002 and $10.4 million for the comparable period in 2001. Research and development expenses for the six months ended June 30, 2002 and 2001 were $38.4 million and $18.6 million, respectively. Excluding depreciation, amortization of unearned stock-based compensation expenses and amortization of intangibles, research and development expenses increased by $10.1 million to $18 million for the three months ended June 30, 2002 from $7.9 million in the comparable period of 2001. This increase was primarily attributable to continued growth of research and development activities including the activities of Deltagen Proteomics and Deltagen Research Laboratories acquired subsequent to June 30, 2001. The increase includes $3.2 million related to increased personnel, $2.6 million related to increased laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs, $200,000 related to professional fees and $3 million of facilities related expenses.

Selling, general and administrative expenses were $4.1 million for the three months ended June 30, 2002 and $5.3 million for the comparable period of 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $8.6 million and $8.2 million, respectively. Excluding depreciation and amortization of unearned stock-based compensation costs, selling, general and administrative expenses decreased by $1 million to $3.7 million for the three months ended June 30, 2002 from $4.7 million in the comparable period of 2001. This decrease included $850,000 related to increased personnel, $165,000 related to decreases in marketing and advertising costs and $1.6 million related to decreases in legal and professional fees.

We had net interest income of $220,000 and $1.1 million for the three months ended June 30, 2002 and 2001, respectively. Net interest income for the six months ended June 30, 2002 and 2001 was $483,000 and $2.7 million, respectively. This decrease is due to lower average cash and investment balances, lower investment interest rates and increased debt.

Liquidity and Capital Resources

We have financed our operations from inception primarily through issuances of equity securities, contract payments to us under our DeltaSelect and DeltaBase agreements, equipment financing arrangements and a term loan facility. Through June 30, 2002, we had received net proceeds of $183.4 million from issuances of equity securities, including net proceeds of $25.5 million from an equity issuance in the June 30, 2002 quarter, $36 million from customer agreements, $13 million from equipment financing arrangements and $10 million from a term loan facility.

At June 30, 2002, we had $54.3 million in cash and cash equivalents compared to $61.4 million at December 31, 2001. In addition, at June 30, 2002, we had $22.3 million in marketable securities representing highly liquid commercial paper and government agency securities compared to $15.1 million at December 31, 2001. We used $24 million in cash for operating activities during the six months ended June 30, 2002. This consisted primarily of the net loss for the period of $38 million and increased accounts receivable, prepaid expenses and other current assets of $1.5 million offset in part by non-cash charges of $5.3 million related to depreciation and amortization expenses and $1.1 million related to the amortization of unearned stock-based compensation and increased accounts payable and deferred revenue of $8.9 million. Investment activities used $20.3 million in cash during the six months ended June 30, 2002 including $12.4 million related to the purchase of marketable securities, $10.7 million related to capital expenditures and $981,000 related to the acquisitions of BMSPRL, L.L.C. and XenoPharm, Inc. in February and March 2002, respectively, offset in part by $5 million related to the maturities of marketable securities. We received $37.2 million in cash from financing activities during the six months ended June 30, 2002, which consisted primarily of $14.3 million from loan proceeds and $25.5 million from the sale of common stock. This was offset partially by loan and capital lease repayments of $2.6 million.

In December 1998, March 1999, June 2000, June 2001 and February 2002, we entered into equipment financing agreements of $1.8 million, $1.5 million, $2.9 million, $2.5 million and $4 million, respectively. We have drawn down approximately $12.7 million during 1999, 2000, 2001 and 2002 . There are no more amounts available to be drawn under these agreements As of June 30, 2002, $7.3 million remains outstanding on these equipment loans at a weighted average interest rate of approximately 10.64% which is due in monthly installments through 2005. The loans are collateralized by property and equipment.

On June 27, 2002, we entered into two new bank agreements. These include a $20 million term loan facility and a one-year $5 million accounts receivable facility. The term loan can be drawn down through March 31, 2003 and matures through March 31, 2007. The loan is secured by a first position security interest in the Company’s assets excluding intellectual property. The Company has certain restrictions on the assignment or transfer of intellectual property during the term of the loan. The Company borrowed $10 million under this facility on June 28, 2002 at the current interest rate of 6.125%. Interest only payments will be made through the end of the draw down period at which time outstanding principal and interest will be due in 48 equal monthly installments. The loan has financial covenants related to earnings and liquidity, including a requirement that the Company maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. The accounts receivable facility was not utilized in the June 30, 2002 quarter.

With the February 2002 acquisition of Deltagen Research Laboratories and the expansion of our drug discovery efforts, that our operating expenses have increased significantly. Operating expenses associated with Deltagen Research Laboratories will likely exceed $20 million in 2002. In addition, we have commenced work on our Redwood City facilities to establish laboratories to meet the growing size and scope of research activities. It is presently estimated that this project, which involves both equipment purchases and tenant improvements for laboratory and animal space, will cost between $25 million and $27 million and will be substantially complete by the fourth quarter of 2002.

At June 30, 2002 we had the following contractual cash obligations:

Year Ending December 31,	Operating Leases	Capital Leases (1)	Debt (1)	Total
	(in thousands)
2002	$5,883	$5	$2,907	$8,795
2003	12,977	20	5,090	18,087
2004	11,837	8	4,837	16,682
2005	11,606	—	3,615	15,221
2006	10,520	—	1,395	11,915
Thereafter	54,824	—	—	54,824

Total	$107,647	$33	$17,844	$125,524

(1)	Excludes interest

We have issued standing letters of credit totaling $2.8 million as credit support for operating leases. These letters of credit are collateralized by cash deposits of an equal amount and automatically renew on an annual basis during the lease term. These cash deposits are classified as restricted cash on the consolidated balance sheet.

The equipment loan agreements have restrictive covenants requiring minimum unrestricted cash balances, generally twelve months cash needs. If unrestricted cash balances fall below the minimum levels, we will be required to provide cash security deposits of up to $2.3 million. The term loan agreement has restrictive covenants including a requirement that the Company maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. If unrestricted cash balances fall below the minimum level, we will be required to restrict cash equal to 105% of the loan balance outstanding or pay down the loan balance to a level that achieves compliance with the restrictive covenants.

At June 30, 2002 we had approximately $6.2 million in committed financing available for the construction of a research and development facility for Deltagen Europe S.A. Construction of this facility has not begun.

We believe that our current cash and cash equivalents and marketable securities balances, together with revenues from subscriptions to our gene function database and collaborative research agreements, will be sufficient to fund our operations for at least the next twelve months. This may require the Company to reduce the level of operating expenses through reductions in our workforce in order to reduce the level of operating losses. We continue to evaluate alternative means of financing to meet our long-term needs. These include the possible sale of additional equity or debt securities, equipment financing, secured bank lines of credit and various facility improvement financing arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a material effect on the financial position or results of operations of the Company.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material effect on the financial position or results of operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material effect on the financial position or results of the operations of Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash primarily in obligations of governmental agencies and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of twenty- four months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Loans payable of $10 million at June 30, 2002 have a current variable interest rate of 6.125%

Our loans payable of $17.8 million at June 30, 2002 carry fixed interest rates ranging from 8.87% to 12.75% per annum with payments due in 36 or 48 monthly installments. Our capital lease obligations of $33,000 at June 30, 2002 carry fixed interest rates ranging from 0% to 10.39% per annum with payments due in 36 monthly installments. Loans payable of $10 million at June 30, 2002 have a current variable interest rate of 6.125%.

The following table presents, as of June 30, 2002, the future principal amounts and related weighted average interest rate by year for our cash and cash equivalents, marketable securities and debt obligations.

	Expected Maturity Date (as of June 30, 2002)
	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Assets:
Cash and cash equivalents	$54,295	$—	$—	$—	$—	$—	$54,295
Marketable securities	$22,302	—	—	—	—	—	$22,302
Weighted average interest rate	2.15%	—	—	—	—	—
Liabilities:
Capital lease obligations	$5	$20	$8	$—	$—	$—	$33
Weighted average interest rate	2.79%	6.24%	—	—	—	—
Loans payable	$2,907	$5,090	$4,837	$3,615	$1,395	$—	$17,844
Weighted average interest rate	8.86%	8.51%	8.09%	7.12%	6.12%	—

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

We have had net losses every year since our inception in 1997 and, as of June 30, 2002 had an accumulated deficit of $137.1 million. We had net losses of $38 million and $18.9 million for the six months ended June 30, 2002 and 2001, respectively. We had net losses of $48.5 million, $32.2 million, and $13.8 million in 2001, 2000 and 1999, respectively. The 2000 net loss is before a $22.4 million deemed dividend-related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we expect to report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

Our expenditures have increased in 2002 due in part to:

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

With our recent acquisitions and our expanded scope of activities, our expenditures, and our underlying burn rate, has increased significantly. Our products and services may not produce revenues that, together with our existing cash and other resources, are adequate to meet our cash needs. We plan to fund our operations for at least the next twelve months from our existing cash balances and cash flows, but expect to seek to raise additional funds from the sale of stock, either through private financing and/or a public offering, or from debt financing. Our cash requirements depend on numerous factors, including:

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

Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for the near future.

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

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations for at least the next twelve months. We expect that we will need to raise additional capital to fund our operations by the second quarter of 2003.

If we are not able to obtain needed capital, we will have to take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing facilities, all of which would likely have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

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

We have had a limited operating history and are at an early stage of development. Our pricing models for offering our products and services are unproven. We currently have four full subscribers for our DeltaBase gene function database, only three of which are paying subscription fees. We have generated only limited revenues amounting to approximately $9.9 million, $2.1 million and $1.2 million for the fiscal years 2001, 2000 and 1999, respectively. For the six months ended June 30, 2002 and 2001 we recognized revenues of $8.5 million and $5.2 million, respectively. Our success will depend on, among other things, our ability to enter into future licensing and other agreements on favorable terms, our ability to determine and generate information on those genes that have potential use as drug targets and the commercialization of products using our data. Our sales force may not succeed in marketing our database product, and our employees may not succeed in implementing and operating our database in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only four DeltaBase subscribers, two GeneClass DeltaBase customers and one DeltaOne customer and may not succeed unless we can attract more customers.

DeltaBase, our database product, is our principal source of revenue. We also expect that the majority of our revenues for at least the next year will be derived from fees under our DeltaBase agreements. We may also derive revenues from royalties received from these users.

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

We currently have only three customers for our DeltaSelect program and only one DeltaOne customer. Revenues from our DeltaSelect program have historically not been significant, and we expect to enter into only a limited number, if any, of future DeltaSelect agreements. To succeed we must attract customers for our DeltaBase and other programs. DeltaOne is a new pilot program and it is uncertain whether we can attract customers or whether it will affect our ability to attract further DeltaBase customers. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues.

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

•
to date, we have entered into only four customer agreements for our DeltaBase gene function database and two agreements for our GeneClass DeltaBase, and may not enter into any additional DeltaBase agreements; and

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

A number of companies, institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, gene function determination and other gene-related service businesses. Many of these companies, institutions and entities have greater financial and human resources than we do and have been conducting research longer than we have. In particular, a significant portion of this research is being conducted by private companies and under the international Human Genome Project, a multi-billion dollar program funded, in part, by the U.S. government, which completed and released its initial rough draft of the human genome in June 2000; a final, high-quality sequence analysis is expected as early as 2003. Furthermore, other entities have and will continue to discover and establish a patent position in genes or gene sequences that we wish to study. Significant competition also arises from entities using standard target identification approaches, traditional knockout mouse technology and other functional genomics technologies. These competitors may have or may acquire intellectual property rights in functional or other data that are superior to or dominant over our rights. These competitors may also develop products earlier than we do, obtain regulatory approvals faster than we can and invent products and techniques that are more effective than ours. Furthermore, other methods for conducting functional genomics research may ultimately prove more advanced, in some or all respects, to the use of knockout mice. In addition, technologies more advanced than or superior to our gene function identification technology may be developed, thereby rendering our gene trap and gene function identification technologies obsolete. As we expand our range of products and services, such as our secreted protein and biopharmaceutical development programs, we will compete with additional companies, some of which may be our customers at that time or our potential customers.

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

We have experienced significant growth in the number of our employees and the scope of our operations, including an increase in the scale of our mouse knockout program, as well as our secreted protein and biopharmaceutical drug discovery and development programs. As of June 30, 2002, we had approximately 460 full-time equivalent employees. Our overall growth and need to develop many different areas of our company have placed, and may continue to place, a strain on our management and operations. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to broaden our management team and attract, hire, train and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems. We will also be required to expend funds, which may be substantial, to improve our operational, financial and management controls, reporting systems and procedures.

We also have multiple offices and facilities in North America and Europe, which presents significant challenges and strain on our management and operations. In addition to our corporate headquarters in Redwood City, California, we currently have offices or facilities in Menlo Park, Alameda and San Carlos, California, as well as facilities in Strasbourg, France for Deltagen Europe, S.A., in Salt Lake City, Utah for Deltagen Proteomics and in San Diego, California for Deltagen Research Laboratories. In addition, we have commenced work on our Redwood City facilities to establish laboratories to meet our growing size and scope of research activities. It is presently estimated that this project, which involves both equipment purchases and build out of current facilities, will cost between $25 million and $27 million and is expected to be substantially complete in the fourth quarter of 2002. These estimates may materially differ from our expectations. We may also acquire additional offices or facilities in the event that we merge with or acquire other companies. These additional offices or facilities will present even greater challenges and strain on management and operations.

Our merger with Arcaris might not produce the expected benefits.

Prior to our acquisition of Arcaris, we operated primarily in the field of genomics-based information, products and programs, and have not had significant experience operating in the proteomics field. It may turn out that there are no advantages or “synergies” to adding Arcaris’ research capabilities to our product line and technology platform. There are no assurances that the technologies used by Arcaris will not infringe third party intellectual property rights or that it will be able to obtain all licenses necessary to use its current technologies. Moreover, there is no assurance that Arcaris’ operations, which are located in Salt Lake City, Utah, can be successfully integrated into our operations or that any of the benefits expected from such integration will be realized. Although Arcaris will remain as our separate operating subsidiary of (renamed Deltagen Proteomics), we intend to explore the integration of certain aspects of the operations of Arcaris with our operations. Furthermore, there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or Arcaris will not experience the loss of key personnel. The Arcaris acquisition could result in the incurrence of contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition.

Our merger with BMSPRL, L.L.C., formerly known as CombiChem, Inc., might not produce the expected benefits.

Prior to our acquisition of BMSPRL, L.L.C,, we operated primarily in the field of genomics-based information, products and programs market, and have no experience in drug discovery and development activities such as medicinal chemistry, high-throughput compound screening, and chemical synthesis. It may turn out that there are no advantages or “synergies” to adding BMSPRL’s research capabilities to our product line and technology platform. Moreover, there is no assurance that BMSPRL’s operations, which are located in San Diego, California, can be successfully integrated into our operations or that any of the benefits expected from such integration will be realized. Although BMSPRL will become our subsidiary (renamed Deltagen Research Laboratories), there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or BMSPRL will not experience the loss of key personnel. The BMSPRL acquisition could result in the incurrence of contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition. We do not currently expect the need in the next few years to make significant capital investments in equipment or facilities for Deltagen Research Laboratories, as BMSPRL at the time we acquired it had a 77,000 square foot facility, including 22 modern chemistry laboratories and a newly-added biology laboratory. We also do not anticipate the need to hire additional research staff, as BMSPRL at the time we acquired it employed 70 scientists, including 53 in chemistry. However, we cannot assure you that our needs or focus will not change or that such changes may require us to expand or supplement Deltagen Research Laboratories’ facilities or supplement its research staff. We had 47 scientists, including 26 in chemistry, at Deltagen Research Laboratories on June 30, 2002.

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

We currently do not have any issued U.S. patents relating to knockout mice or therapeutics, and if we are unable to protect our proprietary information, our business will be adversely affected.

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

Although we currently have certain issued United States patents, none of these relate to knockout mice or therapeutics. Patents have been issued to other entities based on claims relating to knockout mice or therapeutics. In addition, many applications have been filed seeking to protect partial human gene sequences, many of which are based primarily on gene sequence information alone. Some of these applications have issued as patents. Some of these may claim sequences that we have used or may use in the future to generate knockout mice in our gene knockout program or that we have used or may use in the future to discover and develop biopharmaceutical products. In addition, other applications have been filed which seek to protect methods of using genes and gene expression products, some of which attempt to assign biological function to the DNA sequences based on laboratory experiments, computer predictions, mathematical algorithms and other methods. The issuance of these applications as patents will depend, in part, upon whether practical utility can be sufficiently established for the claimed sequences and whether sufficient correlation exists between the experimental results, predictions, algorithms and other methods and actual functional utility. The patent application process before the U.S. Patent and Trademark Office and other similar agencies in other countries is confidential in nature. Although certain patent applications are published prior to issuance, as each application is evaluated independently and confidentially, we cannot predict whether applications have been filed or which, if any, will ultimately issue as patents. However, it is probable that patents will be issued to our competitors claiming knockout mice, partial human gene sequences and methods of using genes and gene expression products.

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

Because our issued U.S. patents are not related to knockout mice or therapeutics, and because knockout mouse and gene-related patents even if obtained may not be enforceable, our intellectual property may not have any material value, which would diminish our business prospects.

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

We had 40,842,094 shares of common stock outstanding at June 30, 2002.

If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 23.2 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

As of June 30, 2002, our executive officers and directors, and entities affiliated with them, beneficially own, in the aggregate, approximately 53.2% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We have only very recently acquired drug discovery capabilities through our acquisition in February 2002 of BMSPRL formerly known as CombiChem, from Bristol-Myers Squibb Company. This subsidiary was renamed Deltagen Research Laboratories. We have not yet shown that our newly-acquired drug discovery technologies can successfully be used to discover drug candidates that ultimately become commercial products. Development of new drugs is highly uncertain. Our drug discovery process may not result in drug candidates that will be safe or effective or commercially successful as products.

PART II.    OTHER INFORMATION

Item 1.—Legal Proceedings

None

Item 2.—Changes in Securities

(a)  Not applicable.

(b)  Not applicable.

(c)  During the second quarter of fiscal 2002, the Company issued an aggregate of 5,543,822 shares of its common stock at a price of $4.57 a share pursuant to a private placement with 23 investors. Each of the investors represented that he, she or it was an accredited investor. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares.

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

Repayment of indebtedness	$4,801
Purchase and installation of equipment and build out of facilities	21,039
Working capital	60,135
Bank Deposits and temporary investments	24,225

Net offering proceeds	$110,200

None of the net offering proceeds have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

Item 3.—Defaults Upon Senior Securities

Not applicable.

Item 4.—Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 22, 2002. Constantine E. Anagnostopoulos, Ph.D., Philippe O. Chambon, M.D., Ph.D. and Thomas A. Penn were elected to three-year terms ending with the 2005 Annual Meeting. The voting was as follows:

	For	Against	Abstain

Constantine E. Anagnostopoulos, Ph.D.	31,636,901	2,435	—
Philippe O. Chambon, M.D., Ph.D.	31,636,925	2,411	—
Thomas A. Penn	31,636,925	2,411	—

Item 5.—Other Information

Not applicable.

Item 6.—Exhibits and Reports on Form 8-K

(a)  Exhibits

4.6	Common Stock Purchase Agreement dated May 15, 2002 (1)

10.41	Amendment to Employment Agreement with William Matthews dated June 26, 2002

10.42	Agreement with Michael Sember dated July 30, 2002

10.43	Promissory Note from Michael Sember dated June 24, 2002

10.44	Loan Agreement with Michael Sember dated June 24, 2002

10.45	Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002 (2)

10.46	Non-recourse Receivables Purchase Agreement dated July 1, 2002 (3)

10.47	Change of Control Severance Pay Plan for Officers adopted June 26, 2002

99.1	Section 906 certification by William Matthews, Chief Executive Officer, dated August 13, 2002

99.2	Section 906 certification by Richard H. Hawkins, Chief Financial Officer, dated August 13, 2002

(1)	Incorporated by reference to Exhibit 99.2 filed with the Registrants Current Report on Form 8-K (File No. 000-31147) filed on May 16, 2002
(2)	Incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on July 1, 2002
(3)	Incorporated by reference to Exhibit 99.3 filed with the Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on July 1, 2002

(b)  Reports on Form 8-K

A report on Form 8-K/A related to the acquisition of BMSPRL, L.L.C. was filed on May 2, 2002

—	Audited special purpose statements of Bristol-Myers Squibb Pharma Research Labs, Inc., the notes related thereto and the report of independent accountants thereon

—	Unaudited pro forma condensed combined financial statements and the notes related thereto

A report on Form 8-K related to the sale of 5,543,822 shares of the Company’s common stock was filed on May 16, 2002

A report on Form 8-K related to the sale of 5,543,822 shares of the Company’s common stock was filed on May 23, 2002

A report on Form 8-K related to the appointment of Edward E. Penhoet, Ph.D. as a new member of the Company’s Board of Directors was filed on June 18, 2002

A report on Form 8-K related to the appointment of Donald Karanewsky, Ph.D. as senior vice president and new site director of Deltagen Research Laboratories, L.L.C. was filed on June 20, 2002

A report on Form 8-K related to the signing of two new bank financings was filed on July 1, 2002

A report on Form 8-K related to the discovery of a drug target for the potential treatment of rheumatoid arthritis was filed on July 18, 2002

A report on Form 8-K related to the announcement that the Company would host a telephonic and internet-available conference call to discuss its second quarter 2002 financial results on Thursday, August 1, 2002 was filed on July 25, 2002

A report on Form 8-K related to the Company’s second quarter earnings was filed on August 1, 2002

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN,INC.

Date: August 13, 2002	/s/ WILLIAM MATTHEWS, PH.D. William Matthews, Ph.D. Chairman and Chief Executive Officer

Date: August 13, 2002	/s/ RICHARD H. HAWKINS Richard H. Hawkins Chief Financial Officer