Form 10-Q
period 2002-09-30
DELTAGEN INC
filed 2002-11-15
CIK 1034072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-31147

DELTAGEN, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3260659
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

740 Bay Road, Redwood City, CA	94063
(Address of principal executive offices)	(Zip code)

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	40,936,370

Class	Outstanding at November 8, 2002

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTAGEN, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$28,415	$61,363
Marketable securities	21,253	15,118
Accounts receivable, net	769	2,511
Prepaid expenses and other current assets	3,889	2,207

Total current assets	54,326	81,199
Property, plant and equipment, net	36,606	16,672
Goodwill	—	1,788
Intangible assets, net	6,249	3,479
Notes receivable from related parties	995	495
Restricted cash	3,838	2,869
Other assets	2,730	2,548

Total assets	$104,744	$109,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,877	$4,131
Accrued liabilities	7,193	5,864
Current portion of capital lease obligations	21	11
Current portion of loans payable	14,008	2,382
Current portion of deferred revenue	13,838	7,257

Total current liabilities	43,937	19,645
Capital lease obligations, less current portion	9	28
Loans payable, less current portion	2,374	3,059
Other long-term liabilities	990	990
Deferred credit	2,953	—
Deferred revenue, less current portion	2,910	1,657

Total liabilities	53,173	25,379

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 75,000,000 shares, issued and outstanding: 40,908,740 and 32,077,012 shares at September 30, 2002 and December 31, 2001, respectively	41	32
Additional paid-in capital	238,615	186,595
Unearned stock-based compensation	(1,018)	(3,019)
Notes receivable from stockholders	(805)	(805)
Accumulated deficit	(185,262)	(99,132)

Total stockholders’ equity	51,571	83,671

Total liabilities and stockholders’ equity	$104,744	$109,050

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Contract revenue	$4,409	$2,265	$12,943	$7,451

Costs and expenses:
Research and development	20,821	13,080	58,736	31,688
Selling, general and administrative	5,316	4,472	14,388	12,654
Impairment of goodwill and other long-lived assets	26,793	—	26,793	—

Total costs and expenses	52,930	17,552	99,917	44,342

Loss from operations	(48,521)	(15,287)	(86,974)	(36,891)
Interest income	686	915	1,566	3,887
Interest expense	(325)	(262)	(722)	(561)

Net loss	$(48,160)	$(14,634)	$(86,130)	$(33,565)

Net loss per common share, basic and diluted	$(1.19)	$(0.50)	$(2.34)	$(1.16)

Weighted average shares used in computing net loss per common share, basic and diluted	40,517	29,504	36,865	28,959

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(86,130)	$(33,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,256	1,872
Amortization of equipment under capital lease	21	—
Amortization of warrants issued in connection with loans	55	35
Amortization of intangible assets	3,203	224
Amortization of unearned stock-based compensation expense	1,344	3,006
Amortization of premium (discount) on marketable securities	134	(637)
Lease loss	—	1,312
Write-off of in-process research and development costs	110	907
Impairment of goodwill and other long-lived assets	26,793	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,742	(1,206)
Prepaid expenses and other current assets	(1,274)	(1,110)
Other assets	19	(2,899)
Accounts payable	(880)	1,028
Accrued expenses	481	628
Deferred revenue	7,834	(400)

Net cash used in operating activities	(41,292)	(30,805)

Cash flows from investing activities:
Purchase of marketable securities	(11,269)	(39,364)
Maturities of marketable securities	5,000	55,000
Acquisition of property, plant and equipment	(1,729)	(4,434)
Acquisition of leasehold improvements	(17,001)	(318)
Increase in restricted cash	(969)	(2,707)
Issuance of notes receivable	(500)	(260)
Acquisition of Arcaris, Inc., net of cash acquired	—	(450)
Acquisition of BMSPRL, L.L.C., net of cash acquired	(445)	—
Acquisition of XenoPharm, Inc., net of cash acquired	(536)	—

Net cash provided by (used in) investing activities	(27,449)	7,467

Cash flows from financing activities:
Principal payments under capital lease obligations	(9)	(22)
Repayment of loans payable	(3,752)	(1,464)
Proceeds from the issuance of loans payable	14,000	2,453
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	25,554	39

Net cash provided by financing activities	35,793	1,006

Net decrease in cash and cash equivalents	(32,948)	(22,332)
Cash and cash equivalents, beginning of period	61,363	93,352

Cash and cash equivalents, end of period	$28,415	$71,020

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$722	$561
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$5,294	$724
Reversal of unearned stock-based compensation	$657	$1,813
Issuance of common stock in connection with Arcaris, Inc., acquisition	$—	$7,169
Issuance of common stock in connection with BMSPRL, L.L.C., acquisition	$23,510	$—
Issuance of common stock in connection with XenoPharm, Inc. acquisition	$3,622	$—

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2002

1.    Business of the Company

Deltagen, founded in 1997 and headquartered in Redwood City, California, is a leader in using in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Our proprietary information platform serves our pharmaceutical partners and customers in their efforts to discover potential new drug therapies. Deltagen also plans to pursue internal drug discovery and development in secreted proteins through collaborations.

The Company’s commercial operations commenced during 2000, at which time it emerged from the development stage. The Company has incurred net losses since inception of $185.3 million and may incur losses for at least the next several years as research and development activities exceed revenues. To date, the Company has financed its operations primarily through sales of equity securities, contract payments under DeltaSelect and DeltaBase agreements, equipment financing arrangements and a term loan facility. The Company expects to finance its operations primarily through its existing cash and cash equivalents, marketable securities and future revenues. The Company also expects to require additional funding and expects to sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities.

2.    Basis of Presentation

The accompanying interim consolidated financial statements as of September 30, 2002 of Deltagen, Inc. (the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and its results of operations and its cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period. Certain costs and expenses in the nine months ended September 30, 2002 have been reclassified to conform to the presentation in the three months ended September 30, 2002.

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

The Company has sustained significant losses for the last several years. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through a private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company recorded an impairment loss of $17,533,000 in the quarter ended September 30, 2002 related to the impairment of fixed assets, including leasehold improvements and equipment, and intangible assets as a result of its cost savings and business realignment plan (see Note 9.).

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material effect on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company expects to elect early adoption of SFAS 146 in the fourth quarter of 2002 in conjunction with the business realignment discussed in Note 12.

4.    Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of restricted stock, stock options and warrants. Dilutive securities of 10.1 million and 7.9 million shares have been excluded from the diluted earnings per share calculations for the periods ended September 30, 2002 and 2001, respectively, as they have an anti-dilutive effect due to the Company’s net losses.

A reconciliation of shares used in the calculations is as follows:

	Three Months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Basic and diluted:
Net loss	$(48,160)	$(14,634)	$(86,130)	$(33,565)

Weighted average shares of common stock outstanding	40,908	30,303	37,356	29,971
Less: Weighted average shares subject to repurchase	(391)	(799)	(491)	(1,012)

Weighted average shares used in basic and diluted net loss per share	40,517	29,504	36,865	28,959

Net loss per common share	$(1.19)	$(0.50)	$(2.34)	$(1.16)

5.    Loans Payable

On February 28, 2002, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $4,000,000. A corresponding amount of machinery, equipment, and other property is pledged as collateral for each loan. On March 1, 2002, the Company received loan proceeds of $2,406,000 and $1,000,000, respectively, under this agreement for a total financing of $3,406,000. The loans bear interest rates of 8.87% and 8.98%, respectively, and are to be repaid in 36 monthly installments beginning in March 2002. On June 21, 2002, the Company received loan proceeds of $593,000 under this agreement. The loan bears interest at 9.04% and is to be repaid in 36 monthly installments beginning in June 2002. At September 30, 2002, there is no amount available for future borrowings and $3,290,000 was outstanding under this agreement. In October 2002, the Company provided letters of credit for $2,316,000 to the lender as additional collateral for these and other equipment loans. The letters of credit required $2,316,000 of the unrestricted cash balances at September 30, 2002 to be restricted in October 2002.

On June 27, 2002, the Company entered into two new bank agreements. These include a $20,000,000 term loan facility and a one year $5,000,000 accounts receivable facility. The term loan can be drawn down through March 31, 2003 and matures through March 31, 2007. The loan is collateralized by a first position security interest in substantially all of the Company’s assets excluding intellectual property. The Company has certain restrictions on the assignment or transfer of intellectual property during the term of the loan. The Company borrowed $10,000,000 under this facility on June 28, 2002 at a variable interest rate of 6.125%. Interest-only payments will be made through the end of the draw-down period at which time outstanding principal and interest will be due in 48 equal monthly installments. The loan has financial covenants related to earnings and liquidity, including a requirement that the Company maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. On October 31, 2002, the Company’s unrestricted cash balances were below the minimum level and the Company provided restricted cash of $10,500,000 as collateral for the term loan facility and the interest rate on the $10,000,000 borrowing was reduced to the prime rate (currently 4.25%). At September 30, 2002, $3,057,000 of accounts receivable were sold under the accounts receivable facility.

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

7.    Acquisitions

Acquisition of Arcaris, Inc.

On July 30, 2001, the Company acquired Arcaris, Inc. ("Arcaris"). Located in Salt Lake City, Utah, Arcaris has developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $7,931,000 consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6,751,000 and 77,281 vested stock options valued at approximately $418,000 and direct acquisition costs of approximately $312,000. In October 2002, the Company issued an additional 93,942 shares of common stock related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting.

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

The amount allocated to completed technology is being amortized over their estimated useful life of three years using the straight-line method. This completed technology was written-off as part of the charge for impairment of intangible assets at September 30, 2002 in accordance with SFAS 142 as discussed in Note 8.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as a part of the charge for goodwill impairment at September 30, 2002 in accordance with SFAS 142 as discussed in Note 8.

On October 2, 2002, the Company announced a cost savings and business realignment plan to reduce its cash burn rate. The plan includes the consolidation of core activities into the Company’s Redwood City, California and Salt Lake City, Utah facilities as discussed in Note 12.

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

        Accordingly, the results of operations of BMSPRL and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from February 16, 2002 through September 30, 2002.

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

The amount allocated to completed technology is being amortized over the estimated useful life of three to ten years using the straight-line method. Substantially all of this completed technology was written-off as part of the charge for intangible asset impairment at September 30, 2002 as discussed in Note 8.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as part of the charge for goodwill impairment at September 30, 2002 in accordance with SFAS 142 as discussed in Note 8.

On October 2, 2002, the Company announced a cost savings and business realignment plan to reduce cash burn rate. The plan includes the closing of the San Diego facility that housed the DRL operations. As a result of the realignment plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated as discussed in Note 12.

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

The results of operations of XenoPharm and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from March 14, 2002 through September 30, 2002.

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

In connection with the purchase of XenoPharm, the Company recorded a $110,000 charge to in-process research and development in the March 31, 2002 quarter. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were expected to commence at various times in 2002, and were based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis based upon comparable public companies, adjusted upward to reflect additional risks inherent in the development life cycle. Such discount rates ranged between 45% and 55% for all projects. Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

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

Proforma Results

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company, BMSPRL and XenoPharm been a consolidated entity during the periods presented. The summary combines the results of operations as if BMSPRL and XenoPharm had been acquired as of the beginning of the periods presented. The impact of certain acquisition adjustments such as amortization of completed technology and the charge related to the write-off of the acquired in-process research and development and goodwill and intangible asset impairment has been excluded from the periods presented as they arose from the acquisitions.

	Three Months Ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands, except per share data)
Revenues	$4,409	$2,380	$12,943	$7,635
Net loss	$(31,004)	$(21,508)	$(72,620)	$(59,274)
Basic and diluted EPS	$(0.77)	$(0.64)	$(1.94)	$(1.80)

8.    Goodwill and Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinues the amortization of goodwill. In addition, SFAS 142 includes provisions regarding reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in the Statement of Financial Accounting Standards No. 141, “Business Combinations,” reassessment of the useful lives of existing recognized intangibles and testing for impairment of existing goodwill and other intangibles using the discounted cash flows method.

Goodwill and intangible assets consist of the following (in thousands):

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill prior to impairment loss	$9,260	$—	$1,788	$—
Goodwill impairment loss	(9,260)	—	—	—

Carrying amount	—	—	1,788	—
Amortizing:
Acquired completed technology prior to impairment loss	16,616	3,764	4,040	561
Impairment loss on acquired completed technology	(9,100)	(2,497)	—	—

Carrying amount	7,516	1,267	4,040	561

Total	$7,516	$1,267	$5,828	$561

At September 30, 2002 amortization expense was expected to be as follows (in thousands):

Year Ending December 31,	Amortization
2002 (July 1, 2002 through December 31, 2002)	$638
2003	2,553
2004	2,553
2005	505
2006	—
Thereafter	—

Total	$6,249

The changes in the carrying value of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$1,788
Goodwill acquired during the year	7,472
Impairment loss during the year	(9,260)

Balance as of September 30, 2002	$—

Amortization expense was $1,292,000 and $3,203,000 in the three months and nine months ended September 30, 2002, respectively. Amortization expense was $224,000 in the three months and nine months ended September 30, 2001.

Note 9.    Impairment of Goodwill and Other Long-Lived Assets

        Due to current operating losses, the absence of positive cash flows, recent significant declines in the Company’s common stock price and uncertainties resulting from the business realignment plan, the Company assessed the recoverability of the long-lived assets related to DRL and Arcaris in accordance with SFAS 144 and tested goodwill for impairment in accordance with SFAS No. 142 during the quarter ended September 30, 2002. Based upon our projection of significantly reduced future cash flows related to the long-lived assets utilized at DRL and Arcaris, an impairment loss of $6,603,000 was recognized for completed technology and $10,930,000 for property and equipment in the quarter ended September 30, 2002. The carrying value of the long-lived assets has been written down to expected fair value based on appraisals. The impairment test under SFAS 142 was based on a two-step process involving; comparing the estimated fair value of the related reporting unit to its net book value and comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $9,260,000 in the quarter ended September 30, 2002.

10.    Note Receivable from Related Party

In June 2002, the Company received a promissory note from an officer for $630,000. The promissory note is collateralized by real estate, bears interest at 5.0% per annum and is due and payable in June 2007 or earlier upon the termination of employment. If the officer remains continually employed with the Company, the principal and accrued interest will be forgiven on the fifth anniversary from the date of employment. At September 30, 2002, $500,000 was outstanding under the promissory note. In October 2002, the Company paid $130,000 to the above officer representing a draw of the remaining balance of the promissory note.

11.    Private Placement

In May 2002, the Company completed a private equity financing in which 5,543,822 shares of common stock were sold at $4.57 per share resulting in net proceeds of approximately $25,300,000.

12.    Subsequent Events

Business Realignment

On October 2, 2002 the Company announced a business realignment and plan to reduce expenses. The Company’s business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to the biopharmaceutical industry and will serve to complement the Company’s production and licensing of its DeltaBase product. The Company also expects to continue to pursue its internal drug discovery and development in secreted proteins through its current and potential future collaborations.

As part of this realignment, the Company is reducing its staff by approximately 130 employees. The plan includes the closing of its San Diego operations acquired in the acquisition of BMSPRL, L.L.C., as discussed in Note 7, the planned exit from its operations in Europe and the planned consolidation of core activities into the Company’s Redwood City, CA and Salt Lake City, UT facilities.

As a result of these actions, the Company recorded a charge in the third quarter of 2002 for the impairment of intangible assets related to activities that will no longer be pursued or that will be scaled back and for the impairment of fixed assets including leasehold improvements and equipment. The Company will record a charge in the fourth quarter of 2002 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in San Diego, California (BMSPRL, L.L.C. acquisition), Salt Lake City, Utah (Arcaris acquisition in 2001) and Europe.

At September 30, 2002, contractual cash obligations for these operations were as follows (in thousands):

Year Ending December 31,	Operating Lease	Debt	Total
2002 (October 1, 2002 through December 31, 2002)	$897	$79	$976
2003	3,508	51	3,559
2004	2,747	—	2,747
2005	2,755	—	2,755
2006	2,837	—	2,837
Thereafter	26,214	—	26,214

Total	$38,958	$130	$39,088

Share Issuance

In October 2002, the Company issued 93,942 additional common shares in final settlement of contingent purchase consideration related to the acquisition of Arcaris, Inc. in 2001.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	limitations in the drug discovery process;

•	the capabilities, development and marketing of our present and future products and services;

•	the benefits of knockout mice programs and, in particular, our technologies and methods;

•	the requirements of pharmaceutical and biotechnology companies;

•	our future revenues and profitability;

•	our estimates regarding our capital requirements and needs for additional financing;

•
plans for newly introduced and future products and services, including Deltagen’s Small Molecule Discovery products line and DeltaOne product line, and for enhancements of existing products and services, including DeltaBase;

•	our patent applications, licensed technology and proposed patents;

•	our ability to attract customers and establish licensing and other agreements;

•	our ability to raise additional financing;

•	our ability to manage growth or reduction in staff, resources and subsidiaries;

•	our ability to successfully execute our business plan and to meet contractual obligations, in view of our staff reductions and business realignment;

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.

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

Overview

Deltagen, founded in 1997, is a leader in using in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Our proprietary information platform serves our pharmaceutical partners and customers in their efforts to discover potential new drug therapies.

Our principal platform product, DeltaBase, provides a database of in vivo mammalian gene function information on target genes selected for their disease relevance. We delete, or “knock out,” these genes in mice and then utilize an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode. We also focus our efforts to determine the function of secreted proteins. We are undertaking the discovery and development of biotechnology drug candidates in collaboration with other parties.

Our current customers and partners include the world’s largest pharmaceutical companies, GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc., Eli Lilly and Company and Schering-Plough Research Institute, as well as significant biotechnology and biopharmaceutical companies including Vertex Pharmaceuticals Incorporated, Hyseq, Inc. and Lexicon Genetics Incorporated.

We are also conducting further target discovery and validation efforts through our Target Research and Development, or TRD, program. Building on the DeltaBase platform, our TRD program adds comprehensive in-depth analysis to further characterize and identify potential key targets for the treatment of disease. The program focuses on the identification and validation of targets in metabolism and inflammatory diseases.

A principal goal of Deltagen is to validate and characterize potential drug targets through our phenotypic analysis and TRD programs in an effort to identify drug candidates for collaborative development with pharmaceutical partners.

We are implementing a strategy to identify, validate and commercialize potential drug targets through our:

•
Target Research and Development program, an integrated systems biology infrastructure, comprising data generated from our platform of knockout animal models and pathophysiological analysis, disease challenge models and biochemical disease pathway analysis;

•	in vivo mammalian gene function and secreted protein discoveries;

•	commercialization of the intellectual property we generate on the use of mammalian genes and secreted proteins in drug development through alliances and collaborations with third parties; and

•	generation of information, products and services for pharmaceutical and biotechnology drug discovery efforts.

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

Our recent acquisition of XenoPharm, Inc. (“XenoPharm,”) further complements our target validation and characterization technologies. XenoPharm provides a proprietary technology platform to evaluate drug metabolism of drug candidates, to improve the predictive value of cell- and animal-based biomedical research and predict the reaction of a drug candidate in a human system, thereby screening candidates for improved chances of clinical success.

We believe that our ability to determine gene function, to develop products and to identify and validate potential drug targets is a result of our leveraging of our technology platforms. Our genomics technologies, processes and information systems are integrated with one another and generate information on the function and relationships between genes and the proteins these genes encode and the usefulness of genes as new drug targets and proteins as new drug candidates. We have used these systems to establish and develop our products and programs that include our:

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

•	internal characterization, evaluation and validation of targets, including those targets discovered and analyzed using our proprietary in vivo mammalian functional genomics programs;

•	XenoPharm’s drug metabolism and xenobiotic technology platform to potentially predict the reaction of a drug in a human system; and

•	internal early-stage biopharmaceutical product development programs, including our CD123 antigen program in- licensed as a potential treatment for Acute Myelogenous Leukemia.

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

We recently launched a product line known as DeltaOne that offers access to our extensive portfolio of knockout mice and/or accompanying phenotypic data, as well as any corresponding intellectual property, on a gene-by-gene basis. We announced on August 1, 2002 that Millennium Pharmaceuticals had become our first partner in this new program. To date, we have not recognized any revenue from our DeltaOne program.

We have DeltaBase agreements with GlaxoSmithKline, Pfizer and Merck. Each of these agreements provides for payments aggregating approximately $15 million in exchange for three years’ worth of DeltaBase targets. In addition, we may receive additional fees for access to certain corresponding intellectual property. We began recognizing revenue from the GlaxoSmithKline agreement in the fourth quarter of 2000. Revenue from the Pfizer agreement began to be recognized in the first quarter of 2001. We began to recognize revenue from the Merck agreement in the second quarter of 2002. We anticipate that the majority of our revenues for at least the next six months will be derived from fees under agreements with DeltaBase subscribers and access to information and tools related to the DeltaBase product offering. Our current DeltaBase agreements with GlaxoSmithKline and Pfizer are coterminous, each terminating upon our delivery of DeltaBase in June 2003, and, although renewable beyond such date, may not be renewed. The Merck agreement, provides for payments on 600 genes (through our delivery of DeltaBase in December 2002) with payments for the remaining 150 genes to be paid upon delivery of initial gene data that may be delivered to Merck subsequent to June 2003.

Revenue for the three and nine months ended September 30, 2002 and 2001 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenue:
DeltaBase	$3,655	$2,136	$10,983	$6,456
Other (includes DeltaSelect and research collaborations)	754	129	1,960	995

Total	$4,409	$2,265	$12,943	$7,451

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

We had net losses of $48.2 million and $14.6 million for the three months ended September 30, 2002 and 2001, respectively. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs and amortization of intangibles. Amortization totaled $1.6 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively. The September 30, 2002 quarter included a $26.8 million charge for the impairment of goodwill and other long-lived assets. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function database and our secreted protein program, we expect to incur research and development and selling, general and administrative costs that may exceed revenues. As a result, we may report net losses through the next several years.

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

During the three months ended September 30, 2002 and 2001, we reversed approximately $267,000 and $137,000 of unearned stock-based compensation, respectively. During the nine months ended September 30, 2002 and 2001 we reversed approximately $657,000 and $1.8 million of unearned stock-based compensation, respectively. The reversals were related to terminated employees and changes in the fair market value of our common stock.

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

Acquisition of Arcaris, Inc.

        On July 30, 2001, we acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris had developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $7,931,000 consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6,751,000 and 77,329 vested stock options valued at approximately $418,000 and direct acquisition costs of approximately $312,000. In October 2002, we issued an additional 93,942 shares of common stock related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting.

Acquisition of BMSPRL, L.L.C. (formerly CombiChem, Inc.)

On February 16, 2002, we acquired the California-based BMSPRL, formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of our common stock valued at approximately $23,510,000 and paid certain transaction expenses of approximately $465,000. The subsidiary was renamed Deltagen Research Laboratories (“DRL”).

On October 2, 2002 we announced a cost savings and business realignment plan to reduce our cash burn rate. As part of this realignment plan, we are closing the San Diego facility that housed the DRL operations. As a result of the realignment plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated.

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

Acquisition of XenoPharm, Inc.

On March 14, 2002, we acquired XenoPharm, a San Diego, California-based private company for 498,236 shares of our unregistered common stock valued at approximately $3.6 million and paid certain transaction expenses. Up to an additional 1,449,262 shares of common stock may be issued upon the achievement of certain key milestones. The entity became our wholly-owned subsidiary. XenoPharm, which was incorporated in November 2000, provides a proprietary technology platform to pharmaceutical, biotechnology, chemical and agricultural companies to better understand and predict reactions of foreign substances, termed “xenobiotics,” in human systems. XenoPharm’s XenoSensor Mice, implanted with human SXR and CAR, coupled with XenoPharm’s CleanScreen high-throughput screening assays provide a proprietary technology platform to improve the predictive value of cell- and animal-based biomedical research. The operating expenses of XenoPharm are expected to be insignificant in 2002.

Results of Operations

Total contract revenue increased to $4.4 million for the three months ended September 30, 2002 from $2.3 million for the comparable period in 2001. DeltaBase revenue increased to $3.7 million for the three months ended September 30, 2002 from $2.1 million for the comparable period of 2001. Both periods included revenue from GlaxoSmithKline and Pfizer. Total contract revenue for the nine months ended September 30, 2002 and 2001 was $12.9 million and $7.5 million, respectively. DeltaBase revenues increased to $11.0 million for the nine months ended September 30, 2002 from $6.5 million for the comparable period in 2001. Both periods included revenue from GlaxoSmithKline and Pfizer. The increase in revenue in both the three and nine months ended September 30, 2002 was primarily due to revenue from the Merck agreement that was recognized beginning in the quarter ended June 30, 2002.

Research and development expenses were $20.8 million for the three months ended September 30, 2002 and $13.1 million for the comparable period in 2001. Research and development expenses for the nine months ended September 30, 2002 and 2001 were $58.7 million and $31.7 million, respectively. Excluding depreciation, amortization of unearned stock-based compensation expenses and amortization of intangibles, research and development expenses increased by $6.2 million to $17.7 million for the three months ended September 30, 2002 from $11.5 million in the comparable period of 2001. This increase was primarily attributable to growth of research and development activities, including the activities of Deltagen Research Laboratories acquired in February 2002. The increase includes $2.7 million related to increased personnel, $806,000 related to increased laboratory supply costs to support development of our gene function database and our DeltaSelect and secreted protein programs, $440,000 related to professional fees and $3.2 million of facilities related expenses.

Selling, general and administrative expenses were $5.3 million for the three months ended September 30, 2002 and $4.5 million for the comparable period of 2001. Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $14.4 million and $12.7 million, respectively. Excluding depreciation and amortization of unearned stock-based compensation costs, selling, general and administrative expenses increased by $913,000 to $4.9 million for the three months ended September 30, 2002 from $4.0 million in the comparable period of 2001. This increase included $700,000 related to increased personnel, $670,000 increases in facilities related expenses and $470,000 related to decreases in legal and professional fees.

We recorded an impairment loss of $9.3 million related to the impairment of goodwill in the September 30, 2002 quarter as a result of performing an impairment test in accordance with SFAS 142.

We recorded an impairment loss of $17.5 million related to the impairment of fixed assets, including leasehold improvements and equipment, and intangible assets in the September 30, 2002 quarter as a result of performing an impairment test in accordance with SFAS 144.

We had net interest income of $361,000 and $653,000 for the three months ended September 30, 2002 and 2001, respectively. Net interest income for the nine months ended September 30, 2002 and 2001 was $844,000 and $3.3 million, respectively. This decrease is due to lower average cash and investment balances, lower investment interest rates and increased debt.

Business Realignment

On October 2, 2002 we announced a business realignment and plan to reduce expenses. Our business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to the biopharmaceutical industry and will serve to complement the production and licensing of our DeltaBase product. We also expect to continue to pursue our internal drug discovery and development in secreted proteins through current and potential future collaborations.

As part of this realignment, we are reducing our staff by over 130 employees. The plan includes the closing of our San Diego operations acquired in the acquisition of BMSPRL, L.L.C., the planned exit from our operations in Europe and the planned consolidation of core activities into our Redwood City, California and Salt Lake City, Utah facilities.

As result of these actions, we recorded a charge in the third quarter of 2002 for impairment of the intangible assets related to activities that will no longer be pursued or that will be scaled back and for the impairment of fixed assets including leasehold improvements and equipment. We will record a charge in the fourth quarter of 2002 for severance and other employee related costs, costs associated with lease obligations and restructurings and other costs. These costs and impairments relate primarily to our operations in San Diego (BMSPRL, L.L.C. acquisition), Salt Lake City (Arcaris acquisition in 2001) and Europe.

At September 30, 2002, contractual cash obligations for these operations were as follows (in thousands):

Year ending December 31,	Operating Lease	Debt	Total
2002 (October 1, 2002 through December 31, 2002)	$897	$79	$976
2003	3,508	51	3,559
2004	2,747	—	2,747
2005	2,755	—	2,755
2006	2,837	—	2,837
Thereafter	26,214	—	26,214

Total	$38,958	$130	$39,088

Liquidity and Capital Resources

We have financed our operations from inception primarily through issuances of equity securities, contract payments to us under our DeltaSelect and DeltaBase agreements, equipment financing arrangements and a term loan facility. Through September 30, 2002, we had received net proceeds of $183.4 million from issuances of equity securities, $39.9 million from customer agreements, $12.7 million from equipment financing arrangements and $10 million from a term loan facility.

        At September 30, 2002, we had $28.4 million in cash and cash equivalents compared to $61.4 million at December 31, 2001. In addition, at September 30, 2002, we had $21.3 million in marketable securities representing highly liquid commercial paper and government agency securities compared to $15.1 million at December 31, 2001. We used $41.3 million in cash for operating activities during the nine months ended September 30, 2002. This consisted primarily of the net loss for the period of $86.1 million offset in part by non-cash charges totaling $36.6 million including $9.3 million for goodwill impairment, $17.5 million for fixed assets and intangible assets impairment, $5.3 million related to depreciation and amortization expenses, $3.2 million related to the amortization of intangibles and $1.3 million related to the amortization of unearned stock-based compensation, and increased deferred revenue of $7.8 million. Investment activities used $27.4 million in cash during the nine months ended September 30, 2002 including $11.3 million related to the purchase of marketable securities, $18.7 million related to capital expenditures and $981,000 related to the acquisitions of BMSPRL, L.L.C. and XenoPharm, Inc. in February and March 2002, respectively, offset in part by $5.0 million related to the maturities of marketable securities. We received $35.8 million in cash from financing activities during the nine months ended September 30, 2002, which consisted primarily of $14.0 million from loan proceeds and $25.6 million from the sale of common stock. This was offset partially by loan and capital lease repayments of $3.8 million.

In December 1998, March 1999, June 2000, June 2001 and February 2002, we entered into equipment financing agreements of $1.8 million, $1.5 million, $2.9 million, $2.5 million and $4 million, respectively. We have drawn down approximately $12.7 million during 1999, 2000, 2001 and 2002. There are no more amounts available to be drawn under these agreements. As of September 30, 2002, $6.3 million remains outstanding on these equipment loans at a weighted average interest rate of approximately 10.59% which is due in monthly installments through 2005. The loans are collateralized by property and equipment. In October 2002, we provided letters of credit for $2.3 million to the lender as additional collateral for these and other equipment loans. The letters of credit required $2.3 million of the unrestricted cash balances at September 30, 2002 to be restricted in October 2002.

On June 27, 2002, we entered into two new bank agreements. These include a $20 million term loan facility and a one-year $5 million accounts receivable facility. The term loan can be drawn down through March 31, 2003 and matures through March 31, 2007. The loan is secured by a first position security interest in the Company’s assets excluding intellectual property. The Company has certain restrictions on the assignment or transfer of intellectual property during the term of the loan. The Company borrowed $10 million under this facility on June 28, 2002 at the current interest rate of 6.125%. Interest only payments will be made through the end of the draw down period at which time outstanding principal and interest will be due in 48 equal monthly installments. The loan has financial covenants related to earnings and liquidity, including a requirement that the Company maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. On October 31, 2002, our unrestricted cash balances were below the minimum level and we provided restricted cash of $10.5 million as collateral for the term loan facility and the interest rate on the $10 million borrowing was reduced to the prime rate (currently 4.25%). At September 30, 2002, $3.1 million of accounts receivable were sold under the accounts receivable facility.

With the February 2002 acquisition of Deltagen Research Laboratories (DRL) and the related chemistry and drug discovery efforts, our operating expenses increased significantly during the first nine months of 2002 from the comparable period of 2001. Operating expenses associated with Deltagen Research Laboratories will likely exceed $20 million in 2002; however, with the business realignment and the closing of DRL’s facilities in San Diego, it is not anticipated that operating expenses associated with DRL will be significant in 2003. In addition, in 2002 we added significant leasehold improvements to our Redwood City facilities. It is presently estimated that this project, which involves both equipment purchases and tenant improvements for laboratory and animal space, will cost approximately $25 million and will be substantially complete by the fourth quarter of 2002.

At September 30, 2002 we had the following contractual cash obligations (including operating lease obligations for facilities that will be closed pursuant to our business realignment):

Year Ending December 31,	Operating Leases	Capital Leases (1)	Debt (1)	Total
	(in thousands)
2002	$2,927	$2	$10,600	$13,529
2003	12,853	20	2,627	15,500
2004	11,817	8	2,248	14,073
2005	11,606	—	907	12,513
2006	10,520	—	—	10,520
Thereafter	54,824	—	—	54,824

Total	$104,547	$30	$16,382	$120,959

(1)	Excludes interest

We have issued standing letters of credit totaling $3.0 million as credit support for operating leases. These letters of credit are collateralized by cash deposits of an equal amount and automatically renew on an annual basis during the lease term. These cash deposits are classified as restricted cash on the consolidated balance sheets.

The equipment loan agreements have restrictive covenants requiring minimum unrestricted cash balances, generally twelve months cash needs. In October 2002, we provided letters of credit for $2.3 million as additional collateral for the equipment loans. The letters of credit required $2.3 million of unrestricted cash balances to be restricted subsequent to September 30, 2002. There are no further collateral requirements contingently required under these loans.

The term loan agreement has restrictive covenants including a requirement that we maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. If unrestricted cash balances fall below the minimum level, we will be required to restrict cash equal to 105% of the loan balance outstanding or pay down the loan balance to a level that achieves compliance with the restrictive covenants. At October 31, 2002, our unrestricted cash balances were below the minimum level and we provided restricted cash of $10.5 million as collateral for the term loan facility. We may choose to repay the loan in full, without penalty, by December 31, 2002.

At September 30, 2002 we had approximately $6.2 million in committed financing available for the construction of a research and development facility for Deltagen Europe S.A. Construction of this facility has not begun and in October 2002 we cancelled the construction project and expect the committed financing to be withdrawn.

At September 30, 2002 we had unrestricted cash, cash equivalents and marketable securities totaling $49.7 million, of which $12.8 million became restricted subsequent to September 30, 2002 in order to provide additional collateral to lenders under the terms of our equipment loan and term loan borrowing arrangements. In addition, we expect that the $5 million accounts receivable facility will not be available at December 31, 2002. At September 30, 2002, $3.1 million of this facility was utilized.

Our immediate sources of cash for operating activities are:

-	Existing customer agreements
-	Potential new customer agreements (DeltaBase, DeltaOne, sale or licensing of programs, R&D funding arrangements)
-
Proceeds from liquidation of assets from closed facilities (primarily assets from the BMSPRL, L.L.C. acquisition) and exited activities. These net proceeds are not expected to be significant in relationship to the $22 million in assets related to these terminated activities

Our immediate requirements for cash include:

-	Ongoing operating expenses (research and development costs and selling, general and administrative expenses)
-	Completion of our Redwood City, California animal facility and laboratory expansion
-
Costs associated with the business realignment including severance and other employee related costs, facility closedown costs and lease and lease termination costs associated with excess facilities under long-term leases

In the absence of significant cash availability from new customer agreements, we expect to require additional cash within the next three months in order to fund our operations and meet our obligations. Additionally, we may be required to further reduce the level of operating expenses through additional workforce reductions. We continue to evaluate alternative means of financing to meet our long-term needs; however, additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in substantial additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility.

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. Although we have recently implemented a business realignment and staff reductions to reduce our cash burn rate, if we are not able to obtain needed capital, we will have to take additional actions to conserve our cash balances, including further reductions in our operating expenses, downsizing of our staff and closing of facilities, all of which would likely have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. We believe that the adoption of SFAS 143 will not have a material effect on our financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We recorded an impairment loss of $17.5 million in the quarter ended September 30, 2002 related to the impairment of fixed assets, including leasehold improvements and equipment, and intangible assets as a result of our cost savings and business realignment plan.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe that the adoption of SFAS 145 will not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. We expect to elect early adoption of SFAS 146 in the fourth quarter of 2002 in conjunction with the business realignment discussed above.

Risk Factors Affecting Future Operating Results

We expect to continue to incur substantial losses and we may never achieve profitability, which in turn may harm our future operating performance and may cause the market price of our stock to decline.

We have had net losses every year since our inception in 1997 and, as of September 30, 2002 had an accumulated deficit of $185.3 million. We had net losses of $86.1 million and $33.6 million for the nine months ended September 30, 2002 and 2001, respectively. We had net losses of $48.5 million, $32.2 million, and $13.8 million in 2001, 2000 and 1999, respectively. The 2000 net loss is before a $22.4 million deemed dividend-related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we may report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

•	our acquisitions of Arcaris, Inc. and BMSPRL, L.L.C.;

•	our increased investment in management and other employees, sales and marketing programs, customer service and operational and financial controls; and

•	an impairment of our goodwill and certain long-lived assets.

We will need to raise additional capital that may not be available, which if not available, will adversely affect our operations.

With our acquisitions in 2002 and the corresponding expansion of the scope of our activities, our expenditures and our underlying burn rate increased significantly in 2002. In that same time, our products and services have not produced revenues sufficient to fund our expanded activities for an adequate period of time into the future to continue to execute our business plan. In addition, our products and services may not in the future produce revenues that, together with our existing cash and other resources, are adequate to meet our anticipated cash needs. We plan to continue to fund our operations from our existing cash balances and cash flows, but expect to seek to raise additional funds from the sale of stock, either through private financing and/or a public offering, or from debt financing. Our cash requirements depend on numerous factors, including:

•	our ability to attract and retain customers for our gene function database and other products and services;

•	expansion of facilities to support development activities;

•	expenses in connection with the development and expansion of our gene function database, our secreted protein or other products and services;

•	expenditures in connection with license agreements and acquisitions of and investments in complementary technologies and businesses; and

•	the need to increase research and development spending to keep up with competing technologies and market developments; and

Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flows from operations and expect to experience negative cash flows from operations for the near future.

We require substantial amounts of capital, and will continue to require substantial amounts of capital in the future, to fund our business operations. The rate at which our capital is utilized is affected by the operational and developmental costs incurred and the extent to which our products gain acceptance.

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. Although we have recently implemented a business realignment and staff reductions to reduce our cash burn rate, if we are not able to obtain needed capital, we will have to take additional actions to conserve our cash balances, including further reductions in our operating expenses, downsizing of our staff and closing of facilities, all of which would likely have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

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

We have recently implemented a business realignment and staff reduction, and may need to do so again in order to further reduce burn rate and operating expenses.

On October 2, 2002, we instituted a cost savings and business realignment plan to reduce our cash burn rate in response to market conditions. As part of the realignment, we are reducing our staff by approximately 130 employees, a reduction of about 30%. The plan also includes the closing of facilities, including our DRL site in San Diego, California, and the consolidation of certain core activities into our Redwood City, California and Salt Lake City, Utah facilities. We estimate these actions will reduce cash operating expenses to approximately $55-60 million in 2003. The benefit to us of implementing this plan is expected to be realized beginning in the first quarter of 2003. As a result of these actions, we recorded a charge in the quarter ending September 30, 2002 for the impairment of intangible assets related to activities that will no longer be pursued or that will be scaled back and for the impairment of fixed assets including leasehold improvements and equipment. We will record a restructuring charge in the quarter ending December 31, 2002 for severance and other employee related costs, costs associated with lease obligations and other costs.

Due to the uncertainties in predicting our future revenues and our ability to obtain additional financing, we may need to consider and implement another business realignment, which may also comprise staff reductions in order to further reduce our cash burn rate and to maintain viability.

We have recently experienced a significant reduction in our workforce, which may have a material impact on our operations. an impact on our ability to meet our existing contractual obligations

On October 2, 2002, we announced that we are reducing our staff by approximately 130 employees, a reduction of about 30%. Because this represents the first such workforce reduction in our history and because of the magnitude of the workforce reduction, it is uncertain whether these layoffs will have a material adverse impact on our ability to meet our existing contractual obligations and whether we will be able to expand our operations in the future to meet customers’ or partners’ needs.

We have experienced problems managing our growth, and if we fail to properly manage our growth in the future, our business could be adversely materially affected.

From 2000 through September 30, 2002 , we had experienced significant growth in the number of our employees and the scope of our operations, including acquisitions of Arcaris (renamed Deltagen Proteomics) and BMSPRL (renamed Deltagen Research Laboratories), and an increase in the scale of our mouse knockout program, as well as our secreted protein and biopharmaceutical drug discovery and development programs. As of September 30, 2002, we had approximately 460 full-time equivalent employees.

As of September 30, 2002, we also had multiple offices and facilities in North America and Europe, which presented significant challenges and strain on our management and operations. In addition to our corporate headquarters in Redwood City, California, we had offices or facilities in Menlo Park, Alameda and San Carlos, California, as well as facilities in Strasbourg, France for Deltagen Europe, S.A., in Salt Lake City, Utah for Deltagen Proteomics and in San Diego, California for Deltagen Research Laboratories. In addition, we had commenced expanding our Redwood City facilities to establish laboratories to meet our growing size and scope of research activities.

In response to market conditions, our cash position, and the cost and challenges associated with multiple facilities and a rapidly growing workforce and operational scope, we announced on October 2, 2002, that we were implementing a cost savings and business realignment plan to reduce our cash burn rate. As part of the realignment, we are reducing our staff by approximately 130 employees, a reduction of about 30%. The plan also includes the closing of facilities, including our DRL site in San Diego, California, and the consolidation of certain core activities into our Redwood City, California and Salt Lake City, Utah facilities.

We will probably need in the future to again increase our workforce, acquire additional businesses or technologies, expand the size and number of our offices and facilities, and broaden the scope of our operations. It is uncertain whether we will be able to accomplish those objectives and, further, we may not be able to manage our future growth successfully. If we are unable to manage our future growth successfully, our business could be adversely materially affected.

We are a relatively new public company with an unproven and evolving business strategy, and our limited history of operations makes evaluation of our business and prospects difficult.

We have had a limited operating history and are at an early stage of development. Our pricing models for offering our products and services are unproven. We currently have four full subscribers for our DeltaBase gene function database, only three of which are paying subscription fees. We have generated only limited revenues amounting to approximately $9.9 million, $2.1 million and $1.2 million for the fiscal years 2001, 2000 and 1999, respectively. For the nine months ended September 30, 2002 and 2001 we recognized revenues of $12.9 million and $7.5 million, respectively. Our success will depend on, among other things, our ability to enter into future licensing and other agreements on favorable terms, our ability to determine and generate information on those genes that have potential use as drug targets and the commercialization of products using our data. Our sales force may not succeed in marketing our DeltaBase and DeltaOne products, and our employees may not succeed in implementing and operating our database products in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only four DeltaBase subscribers, two GeneClass DeltaBase customers and one DeltaOne customer and may not succeed unless we can attract more customers.

DeltaBase, our database product, is our principal source of revenue. We also expect that the majority of our revenues for at least the next six months will be derived from fees under our DeltaBase agreements. We may also derive revenues from royalties received from these users.

We currently have only four DeltaBase customers (including Lexicon, which does not involve the receipt of any subscription fees) and two GeneClass DeltaBase customers. Because of our reliance on revenue generated under our DeltaBase agreements, we will likely not succeed unless we can attract more DeltaBase customers. In addition, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any. Also, if our database is not acceptable to our prospective customers, it may not generate revenues and our business and financial condition will be materially harmed.

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

We currently have only three customers for our DeltaSelect program and only one DeltaOne customer. Revenues from our DeltaSelect program have historically not been significant, and we expect to enter into only a limited number, if any, of future DeltaSelect agreements. To succeed we must attract customers for our DeltaBase and other programs. DeltaOne is a new program and it is uncertain whether we can attract customers or whether it will affect our ability to attract further DeltaBase customers. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues.

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

We will have limited or no control over the resources that any customer may devote to product development based on its access to our database. These customers may breach or terminate their agreements with us, and they are not obligated to conduct any product discovery, development or commercialization activities at all. Further, our customers may decide not to develop products arising out of our agreements or may not devote sufficient resources to the development, approval, manufacture, marketing or sale of these products. If any of these events occurs, our customers may not develop or commercialize any products based on our gene function research, technologies or intellectual property, we would not receive milestone payments or royalties on product sales and the results of our operations would suffer. Furthermore, our customers may resist sharing revenue derived from the successful commercialization of a drug through royalty payments or others may have competing claims to all or a portion of such revenues.

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

We may fail to meet market expectations, which could cause our stock price to decline.

The following are among the factors that could cause our operating results to vary significantly from market expectations:

•	changes in the demand for and pricing of our products and services;

•	the nature, pricing and timing of other products and services provided by us or our competitors;

•	changes in the research and development budgets of our customers;

•	acquisition, licensing and other costs related to our operations;

•	the timing of milestones, licensing and other payments under the terms of our customer agreements and agreements pursuant to which others license technology to us;

•	our capital needs and availability of additional capital;

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights, including litigation and similar expenses; and

•	our unpredictable revenue sources as described below.

Our revenues will be unpredictable and this may harm our financial condition.

The amount and timing of revenues that we may have from our business will be unpredictable because:

•	the timing of our DeltaBase, DeltaSelect and other agreements are determined largely by our customers and subscribers;

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

Our ability to identify and obtain subscribers for our gene function database product and other services depends upon whether customers believe that our products and services can help accelerate drug discovery efforts. Our sales cycle will be lengthy because of the need to educate potential customers and sell the benefits of our products and services to a variety of constituencies within potential subscriber companies. These companies are typically large organizations with many different layers and types of decision-makers. In addition, each database subscription and development program or services agreement will involve the negotiation of unique terms and issues which will take a significant amount of time. We may expend substantial funds and management effort with no assurance that a subscription program or services agreement will result. Actual or proposed mergers or acquisitions of our prospective customers may also affect the timing and progress of our sales efforts. Any of these developments could harm our business or financial condition.

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

We may engage in future acquisitions or licenses, which could adversely affect your investment in us as we may never realize any benefits from such acquisitions or licenses, which also could be expensive and time consuming.

We may acquire and license additional products and programs, if we determine that these products or programs complement our existing technology or augment our existing information technology platforms. We currently have no firm commitments or agreements with respect to any material acquisitions. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition or license. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

We depend on key employees, and without the services of our key employees, we may not achieve profitability or remain viable.

We are highly dependent on the principal members of our management, operations and scientific staff, including William Matthews, Ph.D., our Chairman and Chief Executive Officer, and Mark W. Moore, Ph.D., our Chief Scientific Officer. The loss of either of their services would harm our business.

Our future success also will depend in part on the continued service of our key scientific, software, legal, consultant and management personnel and our ability to identify, hire and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may be unable to attract and retain personnel necessary for our business. Moreover, our business is located in the San Francisco Bay Area of California, where demand for personnel with the skills we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

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

We conduct most of our scientific and all of our management activities at our San Carlos, Menlo Park, Alameda and Redwood City facilities in California. All of these locations are in or proximate to seismically active areas. We have taken precautions to safeguard our mouse colony including through insurance, storage of animals off-site at a back-up facility, the freezing of sperm and the storage of embryonic stem cells, or ES cells, to allow for the regeneration of mice. However, a natural disaster, such as an earthquake, fire, flood or outbreak of infectious disease, could cause substantial delays. This could interrupt mouse breeding, cause us to incur additional expenses and adversely affect our reputation with customers.

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

Our common stock may continue to experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common stock may continue to fluctuate substantially due to a variety of factors, including:

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

Over the past two years our stock price has been, and in the future may be, highly volatile and could continue to decline. Since the close of the quarter ended September 30, 2002, our stock has had minimum closing bid prices of less than $1.00 per share, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. If we fail to comply with the minimum bid price requirement for 30 straight trading days, we will receive a deficiency notice from the Nasdaq National Market. We will then have 90 calendar days to reestablish compliance with that requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days. If we do not reestablish compliance with this requirement during the 90-day period, Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on the Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and the Nasdaq National Market has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq Small Cap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

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

We had 40,908,740 shares of common stock outstanding at September 30, 2002.

If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 14.5 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

As of September 30, 2002, our executive officers and directors, and entities affiliated with them, beneficially own, in the aggregate, approximately 53.1% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Our loans payable of $16.4 million at September 30, 2002 consist of $10 million with a variable interest rate of 6.125% at September 30, 2002 and $6.4 million which carry fixed interest rates ranging from 8.87% to 12.75% per annum with payments due in 36 or 48 monthly installments. Our capital lease obligations of $30,000 at September 30, 2002 carry fixed interest rates ranging from 0% to 10.39% per annum with payments due in 36 monthly installments. At October 31, 2002, our unrestricted cash balances were below the minimum level and we provided restricted cash of $10.5 million as additional collateral for the loan. The interest rate of the $10 million loan payable was reduced to the prime rate (currently 4.25%) in November 2002.

The following table presents, as of September 30, 2002, the future principal amounts and related weighted average interest rate by year for our cash and cash equivalents, marketable securities and debt obligations.

	Expected Maturity Date (as of September 30, 2002)
	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Assets:
Cash and cash equivalents	$28,415	$—	$—	$—	$—	$—	$28,415
Marketable securities	$21,253	—	—	—	—	—	$21,253
Weighted average interest rate	3.19%	—	—	—	—	—
Liabilities:
Capital lease obligations	$2	$20	$8	$—	$—	$—	$30
Weighted average interest rate	3.72%	6.24%	—	—	—	—
Loans payable	$10,600	$2,627	$2,248	$907	$—	$—	$16,382
Weighted average interest rate	6.57%	10.78%	10.41%	10.16%

Prior to February, 2001 we operated solely in the United States. Beginning February 15, 2001, our European subsidiary, Deltagen Europe S.A. began operations. The expenses of these European operations have not been material and all sales of our products to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

PART II.    OTHER INFORMATION

Item 1.—Legal Proceedings

None

Item 2.—Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

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

Repayment of indebtedness	$5,259
Purchase and installation of equipment and build out of facilities	26,118
Working capital	78,823

Net offering proceeds	$110,200

None of the net offering proceeds have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

Item 3.—Defaults Upon Senior Securities

Not applicable.

Item 4.—Submission of Matters to a Vote of Security Holders

None.

Item 5.—Other Information

Not applicable.

Item 6.—Exhibits and Reports on Form 8-K

(a) Exhibits

10.48	Amendment of Employment Agreement with Michael Sember dated October 21, 2002.

10.49	Loan Modification Agreement to Loan and Security Agreement with Silicon Valley bank dated June 27, 2002

99.1	Section 906 certification by William Matthews, Chief Executive Officer, dated November 13, 2002

99.2	Section 906 certification by Richard H. Hawkins, Chief Financial Officer, dated November 13, 2002

(b) Reports on Form 8-K

A report on Form 8-K related to the execution of term and accounts receivable loan agreements was filed on July 1, 2002.

A report on Form 8-K related to discovery of a drug target was filed on July 18, 2002.

A report on Form 8-K related to a conference call announcing financial results was filed on July 25, 2002.

A report on Form 8-K related to the announcement of second quarter results was filed on August 1, 2002.

A report on Form 8-K related to a cost savings plan and realignment of business to focus on revenue growth through expanded offerings was filed on October 4, 2002.

A report on Form 8-K related to the announcement of third quarter results was filed on November 14, 2002.

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN, INC.

Date: November 14, 2002	/s/ WILLIAM MATTHEWS, PH.D.

William Matthews, Ph.D.
Chairman and Chief Executive Officer

Date: November 14, 2002	/s/ RICHARD H. HAWKINS

Richard H. Hawkins
Chief Financial Officer

CERTIFICATIONS

I, William Matthews, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltagen, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ WILLIAM MATTHEWS
William Matthews Chairman and Chief Executive Officer (Principal Executive Officer)

I, Richard H. Hawkins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltagen, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

		By:	/s/ RICHARD H. HAWKINS
Richard H. Hawkins Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.48	Amendment of Employment Agreement with Michael Sember
10.49	Loan Modification Agreement to Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.