Form 10-K
period 2002-12-31
DELTAGEN INC
filed 2003-04-15
CIK 1034072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-31147

DELTAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3260659 (IRS Employer Identification Number)

700 Bay Road Redwood City, California 94063

(Address of principal executive offices) (Zip Code)

Telephone Number: (650) 569-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $2.45, the closing price of Deltagen common stock as reported on the NASDAQ National Market on June 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49,838,000. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 31, 2003, the number of shares outstanding of registrant’s Common Stock was 39,144,337.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K. In the event that the registrant is unable to file such definitive proxy statement by such time, it intends to file an amendment to this Annual Report on 10-K to provide certain disclosures required in Part III (Items 10, 11, 12 and 13) of this Report.

DELTAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2002

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to raise additional financing;

•	liquidity;

•	sources of revenues and anticipated revenues, including contributions from customers, license agreements and other collaborative efforts for the development and commercialization of products, and the continued viability and duration of those agreements and efforts;

•	limitations in the drug discovery process;

•	the capabilities, development and marketing of our products and services;

•	the benefits of knockout mice programs and, in particular, our technologies and methods;

•	the requirements of pharmaceutical and biotechnology companies;

•	our future revenues and profitability;

•	our estimates regarding our capital requirements and needs for additional financing;

•	plans for future products and services and for enhancements of existing products and services;

•	our patent applications, licensed technology and proposed patents;

•	our ability to attract customers and establish licensing and other agreements; and

•	acquisitions.

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

Our products, based on our platform technology, provide databases of in vivo mammalian gene function information on target genes of interest to drug researchers. We delete, or “knock out”, these genes in mice and then utilize an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode.

Our current customers and partners include many of the world’s largest pharmaceutical companies, such as Eli Lilly and Company, GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc. and Schering-Plough Research Institute as well as significant biotechnology and biopharmaceutical companies including Millennium Pharmaceuticals, Tanox, Inc., Nuvelo, Inc. and Lexicon Genetics Incorporated.

We are implementing a strategy to integrate our:

•	in vivo mammalian gene function information for targets that are of use to the biopharmaceutical industry;

•	commercialization of the intellectual property we generate on the use of mammalian genes and secreted proteins in drug development through alliances and collaborations with others and our own internal products and programs; and

•	generation of information, products and services for pharmaceutical and biotechnology drug discovery efforts.

We believe that our ability to determine gene function is a result of our leveraging of our technology platforms. Our genomics technologies, processes and information systems are integrated with one another and generate information on the function and relationships between genes and the proteins these genes encode and the usefulness of genes as new drug targets and proteins as new drug candidates. We have used these systems to establish and develop our products and programs that include our:

•	large-scale program to generate mammalian gene knockout animals and to discover gene function;

•	gene knockout animal models and mammalian gene function data analysis and management database;

•	mammalian gene knockout secreted protein discovery collaborations and programs;

•	internal characterization, evaluation and validation of targets, including those targets discovered and analyzed using our proprietary in vivo mammalian functional genomics programs; and

•	XenoPharm’s drug metabolism and xenobiotic technology platform to potentially predict the reaction of a drug candidate in the human system.

*	Deltagen® is our registered trademark. DeltaBase™, DeltaSelect™, Delta-GT™ and DeltaXpress™ are our common law trademarks. XenoSensor Mice™ and ClearScreen™ are common law trademarks of our subsidiary XenoPharm, Inc. This report also contains brand names, logos, service marks and trademarks of other companies.

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

Our Solution

We have developed an integrated target validation system that provides gene function information based on mouse knockouts at early stages of drug target discovery. Our solution moves directly from gene identification to determination of gene function in a mammalian organism on a commercially viable scale. Through our high-throughput system, targets are more readily identified and made available to our pharmaceutical partners and customers.

We utilize proprietary molecular biology systems to more efficiently knock out genes in mice on a large scale and conduct a detailed analysis of the resulting physiological, pathological and behavioral effects in these mice. As a result, we assess the function of the gene in a mammal that is closely related genetically and physiologically to humans.

We believe our technology platform and approach offers significant advantages over the standard and genetic approaches, including:

•	INCREASING THE SCALE AND SPEED OF GENERATING MAMMALIAN GENE FUNCTION INFORMATION, DELIVERING FUNCTIONAL INFORMATION ON GENE TARGETS AND DISCOVERING POTENTIAL SECRETED PROTEIN DRUG CANDIDATES. For our DeltaBase product, we currently target, analyze and deliver detailed in vivo gene function information on approximately 250 different genes per year. Our proprietary high-throughput gene knockout and analysis system can be scaled-up to greater capacity if we determine additional production is required.

•	REDUCING THE COST OF DETERMINING GENE FUNCTION, PROVIDING VALIDATED GENE TARGETS AND IDENTIFYING POTENTIAL SECRETED PROTEIN DRUG CANDIDATES. By providing a fully integrated target validation system as opposed to a multi-tier process, we believe we can reduce the number of steps and costs associated with the target validation process and the number of parties to whom royalties must be paid. Through our DeltaBase database product, we provide our subscribers with information on gene function and the potential of genes as viable drug targets earlier in the drug discovery process than under the standard or genetic approaches. We believe that early access to in vivo data allows selection of appropriate drug targets, increases efficiency and reduces costs by allowing our subscribers to focus on genes with high potential for successful drug development. This information may allow our subscribers to eliminate non-viable targets from potential development earlier in the discovery process. Our target validation system may also increase the efficiency and reduce the costs associated with our discovery of potential secreted protein drug candidates in our collaborative and our own internal secreted protein programs.

•	PRE-SELECTING COMMERCIALLY RELEVANT MAMMALIAN GENE TARGETS. We have focused our target validation efforts on gene families that we believe have the greatest potential for drug development. Worldwide genome sequencing efforts have identified many new members of the gene families currently targeted by the pharmaceutical and biotechnology industry, including over 2,500 members that we have initially selected that may have relevance to disease and are potential targets of drug discovery efforts.

•	PROVIDING ACCESS TO KNOCKOUT MAMMALIAN ANIMAL MODELS. The preclinical testing, or animal testing, of drugs has often been impeded by the lack of animal models that can represent the human disease condition. We believe our target validation system can produce and deliver relevant knockout mouse models that are of interest to the pharmaceutical and biotechnology industries, as well as to academic and research institutions. These knockout mouse models can be used for further research and development relating to gene function and disease analysis.

•	ALLOWING OUR CUSTOMERS TO STORE, ACCESS, MANIPULATE AND ANALYZE GENE FUNCTION INFORMATION THAT WE GENERATE. We have developed a proprietary information technology infrastructure for the delivery, maintenance and use of the data we produce. We organize and deliver our data in a manner that we believe will provide simple and rapid accessibility. Additionally, our data is compatible with standard computing tools used by the pharmaceutical and biotechnology industries.

•	RAPIDLY GENERATING INTELLECTUAL PROPERTY ON THE IN VIVO MAMMALIAN FUNCTIONAL ROLE OF GENES AND SECRETED PROTEINS. We are pursuing intellectual property protection for our commercially relevant gene function discoveries and under certain of our programs, plan to grant our customers certain rights to use our intellectual property.

In addition to our gene function database programs, we have collaborative programs to discover novel, commercially relevant secreted proteins. Secreted proteins are proteins that play an important role in the formation, regulation, growth and maintenance of multi-cellular organisms. Examples of well-known secreted proteins discovered by other companies include insulin, human growth hormone, or HGH, and erythropoeitin, or EPO. Using our core technology platforms, along with our other proprietary technologies, we have developed a secreted protein program that identifies and defines the mammalian in vivo function of mammalian secreted proteins. Specifically, we have proven genetic technologies that allow us to more rapidly identify and knock out secreted proteins in mice. We believe that our secreted protein discovery programs provide a foundation for developing and commercializing proprietary therapeutic protein products.

Our Strategy

Over the past six months we have undertaken significant cost reduction actions. These actions will reduce the number of employees from a peak of approximately 450 in 2002 to approximately 150 by April 2003 and reduce the number of facilities from ten in 2002 to two facilities by April 2003 with the announced intention of having a single facility by mid 2003. The remaining facility will be 132,000 square feet and includes state-of-the-art animal vivarium and laboratory space as well as housing our sales and administrative personnel. At the same time we have discontinued our internal drug discovery efforts and have refocused our strategies and operations on providing drug discovery services to the biopharmaceutical industry utilizing our proprietary core mammalian in vivo transgenic technologies.

In April 2003, we secured a minimum commitment for $10 million in equity capital from existing institutional investors to purchase preferred stock in a transaction referred to here in as the private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, our stockholders will be asked to approve a number of other matters including a reverse stock split.

Under the terms of the private placement, the investors have agreed to purchase $10 million of preferred stock. The preferred stock is convertible into common stock on a 1:1 basis. The preferred stock will be issued at a 25% discount to the five-day average closing common stock price for the period ending three days prior to closing. The preferred stock bears no dividend, has a liquidation preference right equal to the amount invested in the preferred stock and standard and-dilution protections. The terms of the preferred stock agreement include the right to appoint designees to a total of three seats on the Board of Directors.

In connection with the private placement, we have agreed to use reasonable best efforts, as soon as reasonably practicable after the closing of the private placement, to offer stockholders of record as of the last business day prior to the closing of the private placement (other than the investors in such financing) non-transferable rights to purchase newly issued preferred stock at the same purchase price paid by the investors. The amount of preferred shares so offered to each stockholder would be sufficient to allow each such stockholder to maintain the percentage ownership interest in Deltagen, held by each such stockholder as of the last business day prior to the closing of the private placement.

Our goal is to continue to be a leader in providing in vivo derived gene function information to define the function and disease relevance of mammalian genes for the purpose of discovering and validating novel drug targets for the pharmaceutical and biotechnology industries. We believe our data will improve the speed, efficiency and effectiveness of drug discovery, thereby benefiting our pharmaceutical partners and customers. As we have a limited operating history and an unproven business strategy, we cannot assure you that we will succeed in achieving our goals. The key elements of our strategy include:

•	BECOMING THE MOST COMPREHENSIVE SOURCE OF MAMMALIAN INFORMATION ON GENE FUNCTION AND TARGET VALIDATION. We intend to further expand our current technology platforms and develop new programs and systems to increase the scale, scope and depth of our ability to determine mammalian gene function.

•	PURSUING THE DISCOVERY AND EARLY-STAGE DEVELOPMENT OF POTENTIAL SECRETED PROTEIN DRUG CANDIDATES THROUGH OUR COLLABORATIVE SECRETED PROTEIN PROGRAM. We plan to continue the development of our secreted protein discovery program in order to provide a pipeline of secreted proteins to serve as potential drug discovery candidates with our collaborative partners.

•	FOCUSING ON THE COMMERCIAL NEEDS OF OUR CUSTOMERS. We plan to deliver valuable gene function information to our customers and allow them to concentrate on the drug discovery process downstream of target validation. By focusing our research process on target validation and obtaining functional information, we believe we provide our customers meaningful time and cost savings in their drug discovery efforts.

•	PROVIDING ADDITIONAL IN-DEPTH ANALYSIS TO FURTHER VALIDATE AND CHARACTERIZE POTENTIAL DRUG TARGETS. Utilizing our systems biology approach, we will have the ability to utilize data generated from our platform of knockout animal models and pathophysiological analysis, disease challenge models and biochemical pathway analysis to further characterize and identify potential key targets for the treatment of disease.

•	PROVIDING ACCESS TO KNOCKOUT MAMMALIAN ANIMAL MODELS. The preclinical testing, or animal testing, of drugs has often been impeded by the lack of animal models that can represent the human disease condition. We believe that our target validation system can produce and deliver relevant knockout mouse models that are of interest to the pharmaceutical and biotechnology industries, as well as academic and research institutions. These knockout mouse models can be used for further research and development related to gene function and disease analysis.

•	PROVIDING BREEDING SERVICES utilizing the capacity of our recently completed animal vivarium.

•	CONTINUING TO PURSUE INTELLECTUAL PROPERTY RIGHTS. We are employing an intellectual property strategy to secure patent, trademark and copyright protection for what we believe to be our commercially relevant inventions, products, and methods. Under certain programs and collaborations, we intend to offer our customers access to certain of our intellectual property rights.

Our Products and Programs

We have developed and plan to continue to develop technologies, products and programs that elucidate the function and disease relevance of genes in mammalian organisms. We are developing, refining and expanding the following products and programs:

DeltaBase

Overview

DeltaBase is our proprietary database that provides information, based on knockout mouse studies, on gene function for drug discovery. We created DeltaBase to be marketed to the pharmaceutical and biotechnology industries to help define the role that genes play in biological processes and disease. We believe that DeltaBase is a valuable resource for mammalian gene function information.

DeltaBase has been expanding by the addition of approximately 250 different mammalian genes each year. Genes are selected for DeltaBase based on their potential to become useful drug targets. We generate information on these genes by comprehensively analyzing knockout mice generated through our proprietary, gene knockout methods. Each knockout mouse undergoes a standardized, detailed and extensive analysis in order to determine the function and role that a particular gene plays in the mouse. We believe that the body of gene function information delivered under DeltaBase provides an advantage to the drug discovery efforts of pharmaceutical and biotechnology companies by reducing the time required for target validation.

Additionally, DeltaBase subscribers have access to the knockout mice used to generate this data. Access to these animals will allow DeltaBase subscribers to more rapidly pursue specific areas of interest.

DeltaBase Technologies

We designed DeltaBase to provide our subscribers with the ability to compare resulting phenotypic and gene function data across hundreds of different mammalian genes from different gene families selected for their potential commercial relevance to drug discovery. In order to generate, analyze, store, manipulate and deliver such large volumes of data and information, we have developed proprietary, high-volume, assembly-line methods to:

•	RAPIDLY AND EFFICIENTLY GENERATE LARGE NUMBERS OF KNOCKOUT MICE ANIMAL MODELS. We utilize proprietary molecular biology systems to more efficiently knock out genes in mice on a large scale. We are able to move directly from a small amount of gene sequence information straight to the production of knockout mice and the determination of gene function. We have the capacity to analyze approximately 250 targeted gene knockouts per year for our DeltaBase program, which we believe is a significant improvement over historical, relatively limited production by others. This system can be scaled to meet market demand.

•	SELECT MAMMALIAN GENES AND GENE FAMILIES TO IDENTIFY POTENTIAL DRUG TARGETS. In selecting the gene families for DeltaBase, we targeted those that have demonstrated their value as drug development targets, have led to the commercialization of successfully marketed drugs and present potential additional drug development targets. The current gene families represented in DeltaBase include the G-protein coupled receptors, ion channels and proteases. As part of the gene target selection process, we utilize information technology, statistical analysis and biological information systems to extract and analyze publicly available data on the human genome to search for additional genes and gene families with potential commercial relevance to drug discovery efforts. This application of statistical and mathematical models to genetics is known as bioinformatics. To date, our bioinformatics program has focused on an initial pipeline of over 2,500 potential targets for development under DeltaBase that we believe may be of interest to prospective pharmaceutical and biotechnology subscribers.

•	EXTENSIVELY ANALYZE THE KNOCKOUT MICE GENERATED. We have developed and employ large-scale assembly-line analysis programs that provide detailed physiological and pathological data. This analysis is performed on all major tissues and organ systems within the mouse. Moreover, this analysis of the entire organism may provide information on possible side effects and toxicology profiles associated with each gene and its function. We believe that the DeltaBase knockout mice can serve as efficient vehicles for the generation of additional complementary information and data on gene function which would be marketed as a separate product.

•	ACCURATELY AND EFFICIENTLY CAPTURE, STORE, MANIPULATE AND DELIVER DATA GENERATED FROM THE ANALYSES OF KNOCKOUT MICE. DeltaBase subscribers will have the ability to access, utilize and perform multifaceted analysis on the gene function data and information contained in DeltaBase. In addition, our proprietary information technology allows our customers to perform searches of the gene function analyses contained in DeltaBase, obtain detailed scientific and pathology summaries of gene function findings and submit inquiries and questions to DeltaBase through a medical/scientific vocabulary search engine. To meet the needs of DeltaBase subscribers, the data and information is readily exportable and can be manipulated by information technology tools and other databases widely employed in the pharmaceutical and biotechnology industries.

Marketing and Customer Agreements

As of the end of 2002, we had DeltaBase agreements with GlaxoSmithKline, Merck, and Pfizer. Each of these agreements provides for payments aggregating approximately $15 million for non-exclusive access to information related to 750 genes selected for their biological interest that have been functionally characterized and entered into DeltaBase. Under the current DeltaBase agreements, GlaxoSmithKline, Pfizer, and Merck have the right to access DeltaBase information on gene function based upon knockout mouse studies. As of December 31, 2002, information related to 125-150 genes remain to be provided under these agreements.

During 2002, we entered into two DeltaBase access agreements with Schering-Plough Research Institute (“Schering-Plough”) and Tanox, Inc. (“Tanox.”) These agreements provide for payments aggregating approximately $3.2 million and $545,000, respectively. Under the agreements, Schering-Plough and Tanox have non-exclusive access to a subset of DeltaBase that contains in vivo mammalian gene function information on certain genes.

In September 2001, Lexicon Genetics became a subscriber to DeltaBase as part of our litigation settlement with Lexicon. Lexicon’s subscription to DeltaBase includes non-exclusive, perpetual licenses to the 250 drug targets represented in DeltaBase as of September 2001 and the approximately 1,000 drug targets that were and are expected to be added to DeltaBase over the subsequent four years. Lexicon pays no subscription fees but will make certain milestone and royalty payments to us for therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase.

In May 2001, we entered into a DeltaBase access agreement with Vertex. Under the agreement, Vertex received non-exclusive access to a subset of DeltaBase that contains in vivo mammalian gene function information on kinases, proteases and certain other gene families. In February 2003, we received notice that Vertex was terminating the agreement.

The DeltaBase agreements grant certain non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. In addition to the foregoing subscription licensing fees, we may receive additional payments based upon the achievement of designated milestones. We cannot assure you that we will receive any milestone payments since payments are dependent upon the research, development and commercialization activities of our customers; and Deltagen’s intellectual property position.

DeltaOne

We recently launched a product line known as DeltaOne that offers access to our extensive DeltaBase portfolio of knockout mice and/or accompanying phenotypic data, as well as any corresponding intellectual property, on a gene-by-gene basis. Our current customers include Aventis Pharmaceuticals, Euroscreen S.A. and Millennium Pharmaceuticals. Through December 31, 2002, we have recognized revenue of $400,000 related to our DeltaOne program.

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

Secreted Protein Agreements and Collaborations

In August 2001, we entered into a secreted protein agreement with Eli Lilly (“Lilly”) to evaluate, and potentially develop and commercialize, therapeutic secreted proteins. Under the terms of the agreement, Lilly has provided potential targets from its secreted protein pipeline for which we will further evaluate the therapeutic potential in mammalian models. Among those secreted proteins with potential therapeutic value, each company may select proteins for commercial development, with each company receiving royalties based on sales of therapeutic products. The agreement provides Lilly with certain acquisition, co-promotion, co-marketing and profit-sharing options with respect to therapeutic products developed and commercialized by us. The agreement also provides us with certain co-promotion, co-development and profit-sharing opportunities.

In October 2001, we entered into a collaboration agreement with Nuvelo, formerly Hyseq, to research, develop and commercialize biopharmaceutical products based on secreted proteins. Under the terms of the agreement, Nuvelo has provided us with gene sequences encoding secreted proteins and we will utilize our proprietary in vivo mammalian gene knockout technology to discover and validate potential commercially relevant biopharmaceutical drug targets. We and Nuvelo will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. We and Nuvelo will share the collaboration’s costs; Nuvelo will provide us with approximately $8 million in research and development payments over two years. In addition, we received $10 million in equity proceeds from the sale of shares of our common stock to George B. Rathmann, Ph.D., chairman of the Board of Directors of Nuvelo.

DeltaSelect

Overview

DeltaSelect is our custom gene knockout program that uses the platform technology employed in our DeltaBase database program. Our DeltaSelect program is different, however, because our customers select and identify to us the particular genes that they wish to have knocked out in mice. We provide customers with access to our gene knockout technologies and the resulting knockout mice, data and information generated under each DeltaSelect program. The revenues generated from the DeltaSelect program have been $585,000, $1.3 million and $926,000 in 2002, 2001 and 2000, respectively, and since 2000 have become a lower percentage of total revenues per year. We anticipate that revenues from DeltaSelect will continue to become less significant to total revenues and that DeltaSelect will be utilized only under very limited circumstances to develop new technologies, product offerings and programs in collaboration with pharmaceutical companies.

We have produced customized knockout mice at the direction of our customers for a limited number of pharmaceutical companies. Currently, we have outstanding DeltaSelect knockout programs under agreements with Eli Lilly, GlaxoSmithKline, Merck and Schering-Plough Research Institute.

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

On February 19, 2002, we announced that we had signed a target validation and research collaboration agreement with Stanford University. Under the terms of the three-year collaboration, we and Stanford will mutually develop research projects for jointly selected genes under which we will provide Stanford non-exclusive access to knockout mice models using our proprietary high-throughput technology and Stanford will evaluate and conduct research on such materials. We will have options to obtain exclusive licenses to commercially develop in any and all fields certain inventions developed by Stanford. We will have rights to use, commercialize and sublicense results developed by Stanford under the research projects.

Customers

In 2000, we entered into DeltaBase Agreements with GlaxoSmithKline and Pfizer that provide these companies the right to access DeltaBase information on gene function. In 2001, as part of our litigation settlement, we entered into a DeltaBase Agreement with Lexicon Genetics Incorporated. Also, in 2001, we entered into secreted protein agreements with Lilly and Nuvelo. In early 2002, we entered into a DeltaBase Agreement with Merck.

In 2002, we entered into DeltaOne agreements with Aventis Pharmaceuticals, Euroscreen S.A. and Millennium Pharmaceuticals that offer access to our DeltaBase portfolio of knockout mice and/or accompanying phenotypic data, as well as any corresponding intellectual property on a gene-by-gene basis.

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

GlaxoSmithKline, Merck and Pfizer accounted for 23%, 35% and 25%, respectively, of our revenues in 2002.

Research and Development

Including our subsidiaries, as of December 31, 2002, we employed a total of 290 full-time equivalent employees, of which 210 were dedicated to research and development activities. We have spent substantial funds over the past three years to develop our database and other programs and expect to continue to do so in the future. Research and development expenses were $71.3 million, $45.0 million, and $26.3 million in 2002, 2001 and 2000, respectively. Since December 31, 2002 we have had reductions-in-force and now employ a total of 150 full-time equivalent employees, of which approximately 120 were dedicated to research and development activities.

Closure of Arcaris, Inc.

On July 30, 2001, we acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris had developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $3,931,000 consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6,751,000 and 77,329 vested stock options valued at approximately $418,000 and direct acquisition costs of approximately $312,000. In October 2002, we issued an additional 94,095 shares of common stock related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting. The subsidiary was renamed Deltagen Proteomics, Inc.

On January 6, 2002 we announced a cost savings and business realignment plan to reduce our cash expenditures. As part of this realignment plan, we closed the Salt Lake City facility that housed the Deltagen Proteomics, Inc. operations. As a result of the realignment plan, substantially all Deltagen Proteomics, Inc. activities and capabilities have ceased or been eliminated.

Acquisition and of Closure of BMSPRL, L.L.C. (formerly CombiChem, Inc.)

On February 16, 2002, we acquired the California-based BMSPRL, formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of our common stock valued at approximately $23,510,000 and paid certain transaction expenses of approximately $465,000. The subsidiary was renamed Deltagen Research Laboratories (“DRL”).

On October 2, 2002 we announced a cost savings and business realignment plan to reduce our cash burn rate. As part of this realignment plan, we closed the San Diego facility that housed the DRL operations. As a result of the realignment plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated.

Acquisition of XenoPharm, Inc.

On March 14, 2002, we acquired XenoPharm, a San Diego, California-based private company for 498,236 shares of our unregistered common stock valued at approximately $3.6 million and paid certain transaction expenses. Up to an additional 1,449,262 shares of common stock may be issued upon the achievement of certain key milestones. The entity became our wholly-owned subsidiary. XenoPharm, which was incorporated in November 2000, provides a proprietary technology platform to pharmaceutical, biotechnology, chemical and agricultural companies to better understand and predict reactions of foreign substances, named “xenobiotics” in human systems. XenoPharm’s XenoSensor Mice, implanted with human SXR and CAR, coupled with XenoPharm’s CleanScreen high-thoughput screening assays provide a proprietary technology platform to improve the predictive value of cell- and animal-based biomedical research.

Intellectual Property

Our policy is to pursue patent protection in the United States around our commercially relevant products, techniques and methods. We cannot assure you, however, that we will have the financial and staffing resources to pursue patent production on all of our commercially relevant products and methods, or that any of our applications on file with the USPTO will result in the issuance of any patents, that our patent applications will have priority over others’ applications, or that, if issued, any of our patents will offer protection against our competitors. Additionally, we cannot assure you that any patent issued to us will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage. Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.

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

On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleged that our methods of making knockout mice infringed United States Patent No. 5,789,215, the ’215 patent, under which Lexicon claimed to be an exclusive licensee. In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint in this lawsuit alleged that we infringed United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992, or the Capecchi patents, under which Lexicon claimed to be an exclusive licensee. On September 20, 2001, we and Lexicon announced the settlement of the litigation. Under the terms of the settlement, we obtained a commercial license under the ’215 patent and the Capecchi patents, Lexicon obtained a subscription to our DeltaBase product, and all of the claims and counterclaims in the litigation were dismissed with prejudice. Lexicon’s subscription to DeltaBase includes non-exclusive, perpetual licenses to the 250 drug targets represented in DeltaBase as of September 2001 and the approximately 1,000 drug targets that were and are expected to be added to DeltaBase over the subsequent four years. Lexicon will make certain milestone and royalty payments to us for therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase. We will make payments to Lexicon for knockout mice generated by us on a fee-for-service basis. Neither we nor Lexicon will pay the other party any subscription or license fees.

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

We face, and will continue to face, significant competition in our efforts to validate drug targets and to secure funding for research. Many other companies have or are developing capabilities in the use of living organisms, including the analysis of human genetic profiles, to define gene function. These competitors include such companies as Lexicon Genetics Incorporated, Exelixis, Inc., Nuvelo, Inc., deCODE Genetics Inc. and Devgen N.V. Additionally, many genomics companies may expand their capabilities to determine gene function. We also believe that some pharmaceutical and biotechnology companies are discussing the possibility of working together to discover the functions of genes and share gene function-related data among themselves. The formation of this type of consortium could reduce the customer base for our gene function-related business. Further, as we expand our range of programs, products and services, such as our secreted protein program, we will compete with additional companies, many of which have substantially greater financial, scientific and human resources than we do and some of which may be our customers at that time or potential customers including, Merck, GlaxoSmithKline and Pfizer. We may also be competing directly with biotechnology drug companies, such as Genentech Inc., Amgen Inc. and Abgenix Inc., that have significantly greater experience and expertise in discovering and developing biopharmaceuticals, such as secreted proteins.

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

Employees

As of December 31, 2002, we employed 268 employees. After taking into account part-time employees and contractors, we employed 290 full-time equivalent employees as of that date. Of these, 41 hold Ph.D.s and 15 hold other advanced degrees. None of our employees are represented by a labor union. We consider our relations with our employees to be good. Reductions-in-force subsequent to December 31, 2002 have reduced the number of employees to approximately 150.

Executive Officers of Registrant

Joseph M. Limber has served as our Interim Chief Executive Officer since April 2, 2003. Mr. Limber will assume the position of President and Chief Executive Officer and will join the board of directors contemporaneously with the closing of our preferred stock private placement announced on April 4, 2003. Prior to joining us, Mr. Limber was President and Chief Executive Officer of ACLARA BioSciences, Inc., from 1998 to 2002. Prior to that time, he served as President and Chief Operating Officer of Praecis Pharmaceuticals, Inc. from 1996 to 1998. He was with Sequus Pharmaceutical as Executive Vice President and Vice President, Marketing and Sales from 1993 to 1996. He was with Syntex International, Inc. as International Marketing Director and Group Product Director from 1987 to 1992, and with Ciba-Geigy Corporation in various commercial positions including sales management and marketing from 1975 to 1987. Mr. Limber received his B.A. in Liberal Arts from Duquesne University. He is currently a member of the board of directors of ACLARA BioSciences, Inc. and VITEX.

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

Richard H. Hawkins has served as our Chief Financial Officer since September 2000. Prior to joining us, Mr. Hawkins was an independent consultant. From March 1984 until July 1999, Mr. Hawkins was employed by McKesson Corporation where he served as Chief Financial Officer from September 1996 until July 1999. Mr. Hawkins received his B.S. in Chemistry from Stanford University and his M.B.A. from the University of Chicago. He is a licensed Certified Public Accountant. In April 2003, Mr. Hawkins announced that he will be leaving the Company once the transition to a new Chief Financial Officer has been completed.

Other Key Employees

Terry R. Coley, Ph.D., has served as our Vice President of Information Technology since September 1999. Prior to joining us, Dr. Coley was co-founder and Chief Executive Officer of Virtual Chemistry, Inc., from January 1996 to August 1999. At Virtual Chemistry, Dr. Coley established software teams to engineer custom software for biotechnology and pharmaceutical companies. Prior to that time, Dr. Coley worked as a molecular modeling software development project leader at Molecular Simulations Inc. Dr. Coley received his B.S. in chemistry and computer science from the University of Illinois and his Ph.D. in computational chemistry from the California Institute of Technology.

Robert J. Driscoll, J.D., Ph.D., currently serves as our Associate General Counsel and Senior Director of Intellectual Property, having previously served from 1999 to 2001 as our Technology Counsel. Prior to joining us, Dr. Driscoll was a patent and intellectual property attorney with the law firm of Pillsbury Madison & Sutro LLP, where he represented clients in the biotechnology, chemistry and pharmaceutical industries. From 1993 through 1996, Dr. Driscoll was a law clerk and scientific consultant with the law firm of Lyon & Lyon LLP.

Dr. Driscoll received his J.D. from Loyola Law School, his Ph.D. in chemistry from the California Institute of Technology and his B.Sc. in chemistry from the State University of New York at Purchase. Dr. Driscoll is a registered patent attorney, admitted to practice before the United States Patent & Trademark Office, and is a member of the California state bar.

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

Kay Slocum has served as our Vice President of Human Resources since March 2001. Prior to joining us, Ms. Slocum was Vice President of Human Resources at Coulter Pharmaceuticals, Inc. from 1996 until February 2001. She served as an independent consultant from 1995 to 1996. From 1993 to 1995, Ms. Slocum was Manager, Corporate Employee Development of Varian Associates, Inc. Ms. Slocum holds a B.A. in Sociology from Southern Illinois University and a M.S. in Industrial Relations from Loyola University of Chicago.

RISKS

We may be unable to complete the private placement.

As more fully described in Part I of this report under the heading “Overview,” on April 2, 2003, we entered into a definitive purchase agreement with certain investors to raise a minimum of $10 million through the issuance of Series A Preferred Stock. Consummation of the transactions contemplated by the purchase agreement is subject to our obtaining stockholder approval and other closing conditions. If we are not able to complete the private placement on time, it is likely that we will cease our operations. Our inability to obtain additional funding through the private placement would likely cause us to explore liquidation alternatives, including the initiation of bankruptcy proceedings. If this were to occur, after repayment of our obligations including the bridge loan received from the private placement investors, any investment in us would likely decline to zero.

We expect to continue to incur substantial losses and we may never achieve profitability, which in turn may harm our future operating performance and may cause the market price of our stock to decline.

We have had net losses every year since our inception in 1997 and, as of December 31, 2002, had an accumulated deficit of $206.3 million. We had net losses of $107.2 million, $48.5 million and $32.2 million in 2002, 2001 and 2000, respectively. The 2000 net loss is before a $22.4 million deemed dividend-related to the beneficial conversion of our preferred stock. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we may report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

Our expenditures increased in 2002 due in part to:

•	our acquisitions of Arcaris, Inc. and BMSPRL, L.L.C.;

•	an impairment of our goodwill and certain long-lived assets.

•	restructuring charges associated with workforce reductions and facility closures.

•	continued investment in the research and development of our new and existing products and our technology, including increased investment for the development, implementation and support of our gene function database, our standard and conditional knockout programs, our secreted protein programs and identification of lead candidate compounds for drug development;

We will need to raise additional capital that may not be available, which if not available, will adversely affect our operations.

With our acquisitions in 2001 and 2002 and the corresponding expansion of the scope of our activities, our expenditures and our underlying burn rate increased significantly in 2002. In that same time, our products and services have not produced revenues sufficient to fund our expanded activities for an adequate period of time into the future to continue to execute our business plan. In addition, our products and services may not in the future produce revenues that, together with our existing cash and other resources, are adequate to meet our anticipated cash needs. We plan to continue to fund our operations from our existing cash balances and cash flows, but expect to seek to raise additional funds from the sale of stock, either through private financing and/or a public offering, or from debt financing. Our cash requirements depend on numerous factors, including:

•	our ability to attract and retain customers for our gene function database and other products and services;

•	expenses in connection with the development and expansion of our gene function database, our secreted protein or other products and services;

•	expenditures in connection with license agreements and acquisitions of and investments in complementary technologies and businesses; and

•	the need to increase research and development spending to keep up with competing technologies and market developments.

Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flows from operations and expect to experience negative cash flows from operations for the near future.

We have required substantial amounts of capital, and though operating costs have been significantly reduced over the past six months, we will continue to require additional capital in the future, to fund our business operations. The rate at which our capital is utilized is affected by the operational and developmental costs incurred and the extent to which our products gain acceptance.

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. Although we have recently implemented a business realignment and staff reductions to reduce our cash burn rate, if we are not able to obtain needed capital, we will have to take additional actions to conserve our cash balances, including further reductions in our operating expenses, downsizing of our staff and reduction in facilities, all of which may have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

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

If we complete the private placement and the related rights offering, our current stockholders will experience substantial dilution.

Consummation of the private placement will have a highly dilutive effect on our current stockholders. The number of shares issued pursuant to the private placement will increase substantially the number of shares of our capital stock currently outstanding and thereby the percentage ownership of our current stockholders will significantly decline as a result of the private placement. Further, the conversion of the preferred stock issued in the private placement would increase substantially the number of shares of our common stock currently outstanding. The percentage represented by the shares issued in the private placement could be higher or lower depending on the per share purchase price to be determined just prior to the closing. By way of example, based on the currently committed amount of $10 million plus certain shares to be issued to Charles Rivers Labratories, a per share purchase price of $0.20 would mean a percentage ownership of 57%, whereas a per share purchase price of $0.40 would mean a percentage ownership of 40%. In addition, the committed amount could increase, which would increase the percentage ownership associated with the newly issued shares. If the per share purchase price was $0.20, a committed amount of $15 million would mean a percentage ownership of 66%, and a committed amount of $25 million would mean a percentage ownership of 76%. For purposes of example only, based on a committed amount of $10 million and a per share purchase price of $0.20, a stockholder who owned approximately 10% of our outstanding stock prior to the private placement, would own approximately 4.3% of our outstanding stock immediately after consummation of the private placement.

Following consummation of the private placement, we will conduct a registered rights offering to our other shareholders that would enable them to purchase a number of shares of preferred stock sufficient to maintain their percentage ownership in Deltagen at the same per share price as is paid by the investors in the private placement. The more shares purchased in the rights offering, the lower the percentage ownership of the private placement investors, although we expect they will continue to have a significant ownership percentage going forward. This rights offering will represent further dilution to those stockholders who do not choose to participate by buying shares of preferred stock in that offering.

We have recently implemented business realignments and several staff reductions, and may need to do so again in order to further reduce burn rate and operating expenses.

In October 2002, we instituted a cost savings and business realignment plan to reduce our cash burn rate in response to market conditions. As part of the realignment, we reduced our staff by approximately 130 employees, a reduction of about 30%. The plan also included the closing of facilities, including our DRL site in San Diego, California, and the consolidation of certain core activities into our Redwood City, California and Salt Lake City, Utah facilities. In January 2003, we decided to close additional operations and facilities including Salt Lake City, Utah and Deltagen Europe and reduce our staff to approximately 200 employees. A further workforce reduction to 150 employees was announced in April 2003. The benefit of implementing this plan is expected to be realized over the first half of 2003. As a result of these actions, we recorded charges in 2002 for the impairment of goodwill and intangible assets related to activities that will no longer be pursued or that will be scaled back, for the impairment of fixed assets including leasehold improvements and equipment and restructuring charges for severance and other employee related costs, costs associated with lease obligations and other costs. We expect to record further charges for impairment of fixed assets, restructuring charges for severance and other employee related costs, costs associated with lease obligations and other costs in the first and second quarters of 2003.

Due to the uncertainties in predicting our future revenues and our ability to obtain additional financing, we may need to consider and implement another business realignment, which may also comprise staff reductions in order to further reduce our cash burn rate and to maintain viability.

We have recently experienced a significant reduction in our workforce, which may have a material impact on our operations and our ability to meet our existing contractual obligations

In October 2002, we announced that we were reducing our staff by approximately 130 employees, a reduction of about 30%. In January 2003, we decided to close additional facilities and reduce our staff to approximately 200 employees. Further staff reductions were announced in April 2003 in order to reduce our work force to approximately 150 employees. Because of the magnitude of the workforce reductions, it is uncertain whether these layoffs will have a material adverse impact on our ability to meet our existing contractual obligations and whether we will be able to expand our operations in the future to meet customers’ or partners’ needs.

We have experienced problems managing our growth, and if we fail to properly manage our growth in the future, our business could be adversely materially affected.

From 2000 through September 30, 2002, we had experienced significant growth in the number of our employees to approximately 450 employees and the scope of our operations, including acquisitions of Arcaris (renamed Deltagen Proteomics) and BMSPRL (renamed Deltagen Research Laboratories), and an increase in the scale of our mouse knockout program, as well as our secreted protein and biopharmaceutical drug discovery and development programs. As of December 31, 2002, we had approximately 290 full-time equivalent employees.

As of December 31, 2002, we also had multiple offices and facilities in North America and Europe, which presented significant challenges and strain on our management and operations. In addition to our corporate headquarters in Redwood City, California, we had offices or facilities in Menlo Park, Alameda and San Carlos, California, as well as facilities in Strasbourg, France for Deltagen Europe, S.A., in Salt Lake City, Utah for Deltagen Proteomics and in San Diego, California for Deltagen Research Laboratories.

In response to market conditions, our cash position, and the cost and challenges associated with multiple facilities and a rapidly growing workforce and operational scope, we announced in October 2002, that we were implementing a cost savings and business realignment plan to reduce our cash burn rate. As part of the realignment, we reduced our staff by approximately 130 employees, a reduction of about 30%. The plan also included the closing of facilities, including our DRL site in San Diego, California, and the consolidation of certain core activities into our Redwood City, California and Salt Lake City, Utah facilities. In January 2003, we decided to close additional facilities, including our Deltagen Europe, S.A. site in Strasbourg, France and Deltagen Proteomics site in Salt Lake City, Utah. We reduced our staff to approximately 200 employees. Subsequently we further consolidated our facilities to one site in Redwood City, California and one site in San Carlos, California. In April 2003 we announced further staff reductions that are expected to bring our head count to 150 employees.

We may need in the future to again increase our workforce, acquire additional businesses or technologies, expand the size and number of our offices and facilities, and broaden the scope of our operations. It is uncertain whether we will be able to accomplish those objectives and, further, we may not be able to manage our future growth successfully. If we are unable to manage our future growth successfully, our business could be adversely materially affected.

We are a relatively new public company with an unproven and evolving business strategy, and our limited history of operations makes evaluation of our business and prospects difficult.

We have had a limited operating history and are at an early stage of development. Our pricing models for offering our products and services are unproven. We currently have four full subscribers for our DeltaBase gene function database, only three of which are paying subscription fees. We have generated only limited revenues amounting to approximately $17.7 million, $9.9 million and $2.1 million for the fiscal years 2002, 2001 and 2000, respectively. Our success will depend on, among other things, our ability to enter into future licensing and other agreements on favorable terms, our ability to determine and generate information on those genes that have potential use as drug targets and the commercialization of products using our data. Our sales force may not succeed in marketing our DeltaBase and DeltaOne products, and our employees may not succeed in implementing and operating our database products in a manner that is satisfactory to our subscribers. Furthermore, the plans for our secreted protein and conditional knockout programs are unproven, and we cannot be sure that we will ever be able to develop these programs or that any program that we develop will be commercially successful. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

We currently have only four DeltaBase subscribers, two customers for a subset of DeltaBase and three DeltaOne customers and will not succeed unless we can attract more customers.

DeltaBase has been our principal source of revenue. We also expect a significant portion of our revenues for at least the next six months will be derived from fees under our DeltaBase agreements.

We currently have only four DeltaBase customers (including Lexicon, which does not involve the receipt of any subscription fees) and two customers for a subset of DeltaBase. Because of our reliance on revenue generated under our DeltaBase agreements, we will likely not succeed unless we can attract more DeltaBase customers. In addition, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any, or whether existing customers will continue as customers once their DelatBase agreements end. Also, if our database is not acceptable to our prospective customers, it may not generate revenues and our business and financial condition will be materially harmed.

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

We currently have only four customers for our DeltaSelect program and only three DeltaOne customers. Revenues from our DeltaSelect program have historically not been significant, and we expect to enter into only a limited number, if any, of future DeltaSelect agreements. To succeed we must attract customers for our DeltaBase and other programs. DeltaOne is a new program and it is uncertain whether we can attract customers or whether it will affect our ability to attract further DeltaBase customers. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues.

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

We may fail to meet market expectations, which could cause our stock price to decline.

The following are among the factors that could cause our operating results to vary significantly from market expectations:

•	changes in the demand for and pricing of our products and services;

•	the nature, pricing and timing of other products and services provided by us or our competitors;

•	changes in the research and development budgets of our customers;

•	acquisition, licensing and other costs related to our operations;

•	the timing of milestones, licensing and other payments under the terms of our customer agreements and agreements pursuant to which others license technology to us;

•	our capital needs and availability of additional capital;

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights, including litigation and similar expenses; and

•	our unpredictable revenue sources as described below.

Our revenues will be unpredictable and this may harm our financial condition.

The amount and timing of revenues that we may have from our business will be unpredictable because:

•	the timing of our DeltaBase, DeltaSelect and other agreements are determined largely by our customers and subscribers;

•	our DeltaBase agreements with GlaxoSmithKline and Pfizer are coterminous, each terminating upon our delivery of DeltaBase in June 2003, and, although renewable beyond such date, may not be renewed;

•	our agreement with Merck requires the delivery of approximately 150 designated targets subsequent to December 31, 2002 and, although renewable, may not be renewed;

•	whether any products are commercialized and generate royalty payments depends on the efforts, timing and willingness of our customers;

•	we do not expect to receive any milestone or royalty payment under licenses and other arrangements for a substantial period of time, if ever;

•	to date, we have entered into only four customer agreements for our DeltaBase gene function database and two agreements for our GeneClass DeltaBase, and may not enter into any additional DeltaBase agreements; and

•	our sales cycle is lengthy, as described below.

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

Our business and competitive position depends upon our ability to protect and exploit our proprietary techniques, methods, compositions, inventions, database information and software technology. However, our strategy of obtaining such proprietary rights around as many genes as possible is unproven. Protecting our intellectual property rights is costly and we may not therefore be in a position to obtain protection around all of our inventions and other intellectual property rights. Unauthorized parties may attempt to obtain and use information that we regard as proprietary. Although we intend for our gene function database subscription agreements to require our potential subscribers to control access to our database and information, policing unauthorized use of our database information and software may be difficult.

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

One of our strategies is to obtain proprietary rights around our commercially relevant gene knockouts. Although we have filed patent applications covering the large majority of knockout mice we have produced, we do not currently have any issued patents related to knockout mice and may not have the financial means to maintain all or most of these applications. We rely on a combination of copyright and trademark law, trade secrets, non-disclosure agreements and contractual provisions in our agreements with our customers to establish and maintain intellectual property rights. While the U.S. Patent and Trademark Office in the past has issued patents to others covering function of genes, knockout mice, types of cells, gene sequences and methods of testing cells, we do not know whether or how courts may enforce those patents, if that becomes necessary. If a court finds these types of inventions to be unpatentable, or interprets them narrowly, the benefits of our strategy may not materialize and our business and financial condition could be significantly harmed.

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

Almost all of our knockout mouse research and storage is conducted at our San Francisco Bay Area facilities in San Carlos and Redwood City, and a natural disaster at one or more of these facilities is possible and could result in a prolonged interruption of our business.

We conduct all of our scientific and management activities at our San Carlos and Redwood City facilities in California. These locations are in or proximate to seismically active areas. We have taken precautions to safeguard our mouse colony including through insurance, the freezing of sperm and the storage of embryonic stem cells, or ES cells, to allow for the regeneration of mice. However, a natural disaster, such as an earthquake, fire, flood or outbreak of infectious disease, could cause substantial delays. This could interrupt mouse breeding, cause us to incur additional expenses and adversely affect our reputation with customers.

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

The market price of our common stock may continue to fluctuate substantially due to a variety of factors, including:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights, including announcements with respect to infringement claims or lawsuits, interference proceedings, or other litigation against us or our licensors;

•	the timing and development of our products and services;

•	media reports and publications about genetics and gene-based products;

•	changes in pharmaceutical and biotechnology companies’ research and development expenditures;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

•	changes in government regulation of genetic research or gene-based products, and the pharmaceutical or medical industry in general;

•	general and industry-specific economic conditions;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in accounting principles;

•	the loss of any of our key scientific or management personnel; and

•	difficulty in accessing sufficient capital to finance operations.

Over the past two years our stock price has been, and in the future may be, highly volatile and could continue to decline. Since the close of the quarter ended September 30, 2002, our stock has had minimum closing bid prices of less than $1.00 per share, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. Nasdaq may commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on the Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and the Nasdaq National Market has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq Small Cap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

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

We had 40,986,893 shares of common stock outstanding at December 31, 2002.

If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 13.0 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

In April 2003, we secured a minimum commitment for $10 million in equity capital from existing institutional investors to purchase preferred stock in a private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, our stockholders will be asked to approve a number of other matters including a reverse stock split.

In connection with the private placement, we have agreed to use reasonable best efforts, as soon as reasonably practicable after the closing of the private placement, to offer stockholders of record as of the last business day prior to the closing of the private placement (other than the investors in such financing) non-transferable rights to purchase newly issued preferred stock at the same purchase price paid by the investors. The amount of preferred shares so offered to each stockholder would be sufficient to allow each such stockholder to maintain the percentage ownership interest in Deltagen, held by each such stockholder as of the last business day prior to the closing of the private placement.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

As of December 31, 2002, our executive officers and directors, and entities affiliated with them, beneficially own, in the aggregate, approximately 50.9% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 2.     Properties

Our operating facilities include corporate headquarters, principal executive offices and research facilities as follows:

	Lease Expiration Date	Square Feet
On-going facilities
San Carlos, CA	February 2004	20,000
Redwood City, CA—700 Bay Road	July 2010	132,347

Idle facilities
Alameda, CA*	February 2006	32,000
Menlo Park, CA—1003 Hamilton*	July 2004	28,938
Menlo Park, CA—1210 Hamilton*	November 2005	24,636
Menlo Park, CA—1255 Hamilton*	November 2005	22,237
Redwood City, CA—740 Bay Road*	July 2010	60,985
San Diego, CA*	January 2015	77,539
Salt Lake City, UT	February 2004	27,538
Strasbourg, France	September 2003	6,405

*	Leases were terminated in March/April 2003 contingent on the closing of $10 million of equity financing by August 31, 2003.

In the fourth quarter of 2002, we substantially completed animal and laboratory facility improvements in Redwood City, California, (700 Bay Road). We cancelled the construction of a new 50,000 square foot research facility in France.

We believe that our current facilities will be adequate for our current needs and that suitable additional space or alternative space, if necessary, will be available in the future on commercially reasonable terms.

Item 3.     Legal Proceedings

On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleged that our methods of making knockout mice infringed United States Patent No. 5,789,215, or the ’215 patent, under which Lexicon claimed to be an exclusive licensee. In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint in this lawsuit alleged that we infringed United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992, or the Capecchi patents, under which Lexicon claimed to be an exclusive licensee. On September 20, 2001, we and Lexicon announced the settlement of the litigation. Under the terms of the settlement, we obtained a commercial license under the ’215 patent and the Capecchi patents, Lexicon obtained a subscription to our DeltaBase product, and all of the claims and counterclaims in the litigation were dismissed with prejudice. Lexicon’s subscription to DeltaBase includes non-exclusive, perpetual licenses to the 250 drug targets represented in DeltaBase as of September 2001 and the approximately 1,000 drug targets that were and are expected to be added to DeltaBase over the subsequent four years. Lexicon will make certain milestone and royalty payments to us for therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase. We will make payments to Lexicon for knockout mice generated by us on a fee-for-service basis. Neither we nor Lexicon will pay the other party any subscription or license fees.

Deltagen is a party to two civil actions filed March 12, 2003 in the Superior Court of California, County of San Mateo, entitled Willow Park Holding Company II v. Deltagen, Inc., Case No. 429871 (the “Willow Park Action”) and AMB Property, L.P. v. Deltagen, Inc., Case No. 429872 (the “AMB Action”). The plaintiff in the AMB Action is the owner of real property located at 1210 and 1255 Hamilton Court, in Menlo Park, California. The plaintiff in the Willow Park Action is the owner of real property located at 1003 Hamilton Court, also in Menlo Park, California. We did not timely pay our rent on the 1003 and 1210 Hamilton Court premises for March 2003, or our rent on the 1255 Hamilton Court premises for February and March 2003.

The complaints allege that we breached our leases for the three properties. In the AMB Action, the plaintiff seeks past due rent and additional rent in the amount of $88,211, late charges in the amount of $8,821, and future rent and additional rent in the amount of $1,773,266. In the Willow Park Action, the plaintiff seeks past due rent and additional rent in the amount of $75,946, late charges in the amount of $7,594, and future rent and additional rent in the amount of $921,898.

On March 14, 2003, the plaintiffs in both actions applied for an ex parte right to attach order, writ of attachment, and temporary protective order. The plaintiff sought to attach $1,873,794 in the AMB Action, and $1,168,845 in the Willow Park Action. On March 14, 2003, the court granted the plaintiffs’ applications in part, and denied them in part. In the AMB Action, the court ordered that the plaintiff has a right to attach our property in the amount of $97,032. In the Willow Park Action, the court ordered that the plaintiff has a right to attach our property in the amount of $83,541. The court also issued a temporary protective order in each case, restricting us from transferring interests in specified property, and from disposing of the proceeds of any transfer of inventory. The temporary protective orders will expire no later than April 23, 2003. We executed a Lease Termination Agreement with the plaintiffs effective March 31, 2003. Under this agreement the plaintiffs agreed to dismiss these actions promptly after June 30, 2003 except under certain circumstances as defined in the agreement.

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

	High	Low
Fiscal 2002
First Quarter	$10.32	$5.91
Second Quarter	6.42	1.83
Third Quarter	2.69	1.26
Fourth Quarter	1.47	0.48

Fiscal 2001
First Quarter	$10.13	$4.95
Second Quarter	12.55	4.80
Third Quarter	9.51	6.71
Fourth Quarter	10.40	5.59

Holders

As of December 31, 2002, there were approximately 164 holders of record of our common stock.

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

Item 6.     Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations data for each of the three years in the period ended December 31, 2002 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the audited consolidated financial statements included in this report. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods. The consolidated financial data set forth below should be read in conjunction with the accompanying consolidated financial statements of the Company and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$17,690	$9,910	$2,080	$1,240	$381

Costs and expenses:
Research and development	71,281	45,033	26,262	12,144	3,360
General and administrative	17,466	17,038	11,068	2,932	638
Impairment of goodwill and other long-lived assets	28,893	—	—	—	—
Restructuring charges	7,905	—	—	—	—

Total costs and expenses	125,545	62,071	37,330	15,076	3,998

Loss from operations	(107,855)	(52,161)	(35,250)	(13,836)	(3,617)
Interest income (expense), net	687	3,704	3,029	(11)	265

Net loss	(107,168)	(48,457)	(32,221)	(13,847)	(3,352)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(22,360)	—	—

Net loss attributable to common stockholders	$(107,168)	$(48,457)	$(54,581)	$(13,847)	$(3,352)

Net loss per common share, basic and diluted	$(2.83)	$(1.64)	$(4.32)	$(12.82)	$(8.00)
Weighted average shares used in computing net loss per share, basic and diluted	37,823	29,489	12,621	1,080	419

	December 31,
	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,671	$61,363	$93,352	$848	$8,635
Marketable securities	6,145	15,118	24,981	—	—
Working capital	(9,736)	61,554	107,707	(3,801)	7,741
Total assets	82,639	109,050	130,059	6,774	11,280
Capital lease obligations, less current portion	7	28	15	22	65
Loans payable, less current portion	2,960	3,059	3,248	2,233	—
Redeemable convertible preferred stock	—	—	—	14,447	14,447
Total stockholders’ equity (deficit)	30,686	83,671	110,864	(15,367)	(4,545)

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

Our products, based on our platform technology, provide databases of in vivo mammalian gene function information on target genes of interest to drug researchers. We delete, or “knock out,” these genes in mice and then utilize an extensive, integrated analysis program to assess the function and potential pharmaceutical relevance of these genes and the proteins these genes encode. We also focus our efforts to determine the function of secreted proteins. We are undertaking the discovery and development of biotechnology drug candidates in collaboration with other parties.

Our current customers and partners include many of the world’s largest pharmaceutical companies, Eli Lilly and Company, GlaxoSmithKline plc, Merck & Co., Inc., Pfizer Inc., and Schering-Plough Research Institute, as well as significant biotechnology and biopharmaceutical companies including Lexicon Genetics Incorporated, Millennium Pharmaceuticals, Nuvelo, Inc. and Tanox, Inc.

We also have the capability to conduct further target discovery and validation efforts through our Target Research and Development, or TRD, program. Our TRD program adds comprehensive in-depth analysis to further characterize and identify potential key targets for the treatment of disease. The program currently focuses on the identification and validation of targets in metabolism and inflammatory diseases.

A principal goal of Deltagen is to validate and characterize potential drug targets through our phenotypic analysis and TRD programs in an effort to further identify and validate potential drug candidates for our biopharmaceutical customers.

We are implementing a strategy to identify, validate and commercialize potential drug targets through our:

•	Target Research and Development program, an integrated systems biology infrastructure, comprising data generated from our platform of knockout animal models and pathophysiological analysis, disease challenge models and biochemical disease pathway analysis;

•	in vivo mammalian gene function and secreted protein discoveries;

•	develop commercially relevant intellectual property on the use of mammalian genes and secreted proteins in drug development through alliances and collaborations with third parties; and

•	generation of information, products and services for pharmaceutical and biotechnology drug discovery efforts.

Our recent acquisition of XenoPharm, Inc. (“XenoPharm,”) further complements our target validation and characterization technologies. XenoPharm provides a proprietary technology platform to evaluate the metabolism of drug candidates, to improve the predictive value of cell- and animal-based biomedical research and predict the reaction of a drug candidate in a human system, thereby screening candidates for improved chances of clinical success.

We believe that our ability to determine gene function, to develop products and to identify and validate potential drug targets is a result of our leveraging of our technology platforms. Our genomics technologies, processes and information systems are integrated with one another and generate information on the function and relationships between genes and the proteins these genes encode and the usefulness of genes as new drug targets and proteins as new drug candidates. We have used these systems to establish and develop our products and programs that include our:

•	large-scale program to generate mammalian gene knockout animals and to discover gene function;

•	DeltaBase portfolio of gene knockout animal models and mammalian gene function data analysis and management database;

•	mammalian gene knockout secreted protein discovery collaborations and programs;

•	Target Research and Development program, which adds additional gene knockouts, disease challenge models, and underlying disease pathway analysis to provide a comprehensive systems biology approach to assist in identifying key targets for the treatment of disease;

•	internal characterization, and evaluation of targets, including those targets discovered and analyzed using our proprietary in vivo mammalian functional genomics programs; and

•	XenoPharm’s drug metabolism and xenobiotic technology platform to potentially predict the reaction of a drug in a human system.

DeltaBase is our proprietary database that provides information, based on knockout mouse studies, on gene function for drug discovery. We created DeltaBase to be marketed to the pharmaceutical and biotechnology industries to help define the role that genes play in biological processes and disease. We select genes for DeltaBase based upon what we believe to be their potential to become useful drug targets. We generate information on these genes by comprehensively analyzing knockout mice generated through our proprietary gene knockout methods. Each knockout mouse undergoes a standardized, detailed and extensive analysis in order to determine the function and role that a particular gene plays in the mouse. Additionally, DeltaBase subscribers will have access to the knockout mice used to generate this data.

The DeltaSelect program was our initial program. Customers received phenotypic target validation information for selected genes on a fee-for-service basis. This program was provided to validate our proprietary technology and promote interest in the DeltaBase product that became available in 2000. We believe that the DeltaSelect program has provided validation of our proprietary platform technology and promoted interest in DeltaBase, however, the revenues generated from the DeltaSelect program have to date not been significant and have with time become historically less significant. We anticipate that revenues from DeltaSelect will continue to become less significant and that DeltaSelect will be utilized only under very limited circumstances to develop new technologies, product offerings and programs in collaboration with pharmaceutical companies.

We recently launched a product line known as DeltaOne that offers access to our extensive portfolio of knockout mice and/or accompanying phenotypic data, as well as any corresponding intellectual property, on a gene-by-gene basis. Our current customers include Aventis Pharmaceuticals, Inc., Euroscreen, S.A. and Millennium Pharmaceuticals.

We have DeltaBase agreements with GlaxoSmithKline, Pfizer and Merck. Each of these agreements provides for payments aggregating approximately $15 million in exchange for three years’ worth of DeltaBase targets. In addition, we may receive additional fees for access to certain corresponding intellectual property. We began recognizing revenue from the GlaxoSmithKline agreement in the fourth quarter of 2000. Revenue from the Pfizer agreement began to be recognized in the first quarter of 2001. We began to recognize revenue from the Merck agreement in the second quarter of 2002. We anticipate that a significant portion of our revenues for at least the next six months will be derived from fees under agreements with DeltaBase subscribers and access to information and tools related to the DeltaBase product offering. Our current DeltaBase agreements with GlaxoSmithKline and Pfizer are coterminous, each terminating upon our delivery of DeltaBase in June 2003, and, although renewable beyond such date, may not be renewed. The Merck agreement provides for payments on 600 genes (through our delivery of DeltaBase in December 2002) with payments for the remaining 150 genes to be paid upon delivery of initial gene data that may be delivered to Merck subsequent to June 2003.

We also have secreted protein agreements with Eli Lilly and Nuvelo.

Secreted Protein Agreements and Collaborations

In August 2001, we entered into a secreted protein agreement with Eli Lilly (“Lilly”) to evaluate, and potentially develop and commercialize, therapeutic secreted proteins. Under the terms of the agreement, Lilly has provided potential targets from its secreted protein pipeline for which we will further evaluate the therapeutic potential in mammalian models. Among those secreted proteins with potential therapeutic value, each company may select proteins for commercial development, with each company receiving royalties based on sales of therapeutic products. The agreement provides Lilly with certain acquisition, co-promotion, co-marketing and profit-sharing options with respect to therapeutic products developed and commercialized by us. The agreement also provides us with certain co-promotion, co-development and profit-sharing opportunities.

In October 2001, we entered into a collaboration agreement with Nuvelo to research, develop and commercialize biopharmaceutical products based on secreted proteins. Under the terms of the agreement, Nuvelo has provided us with gene sequences encoding secreted proteins and we will utilize our proprietary in vivo mammalian gene knockout technology to discover and validate potential commercially relevant biopharmaceutical drug targets. We and Nuvelo will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. We and Nuvelo will share the collaboration’s costs; Nuvelo will provide us with approximately $8 million in research and development payments over two years. In addition, we received $10 million in equity proceeds from the sale of shares of our common stock to George B. Rathmann, Ph.D., chairman of the Board of Directors of Nuvelo.

Revenue for the years ended December 31, is as follows (in thousands):

Revenue	2002	2001	2000	1999	1998
DeltaBase	$15,034	$8,554	$1,154	$—	$—
Other (includes DeltaSelect and other research collaborations)	2,656	1,356	926	1,240	381

Total	$17,690	$9,910	$2,080	$1,240	$381

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

We had net losses of $107.2 million, $48.5 million and $32.2 million in 2002, 2001 and 2000, respectively. The net loss attributable to common stockholders for the year ended December 31, 2000, was $54.6 million, after deducting a dividend of $22.4 million relating to a beneficial conversion feature on our Series C redeemable convertible preferred stock. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs and amortization of intangibles. Amortization totaled $5.2 million and $4.5 million for the years ended December 31, 2002 and 2001, respectively. The year ended December 31, 2002 included a $28.9 million charge for the impairment of goodwill and other long-lived assets and restructuring charges of $7.9 million. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function database and our secreted protein program, we may incur research and development and selling, general and administrative costs that may exceed revenues. As a result, we may report net losses through the next several years.

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

During 2000, we recorded unearned stock-based compensation of approximately $12.0 million. This amount is being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years. During 2002 and 2001, we reversed approximately $1.0 million and $1.8 million of unearned stock-based compensation related to unvested stock options due to employee terminations and changes in the fair market value of our common stock.

We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

We had federal net operating loss carryforwards as of December 31, 2002 and 2001, of approximately $150.4 million and $79.2 million, respectively. We had state net operating loss carryforwards as of December 31, 2002 and 2001, of approximately $115.6 million and $79.2 million, respectively. We also had federal and state research and development tax credit carryforwards as of December 31, 2002 and 2001, of approximately $10.7 million and $6.9 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2005, if not utilized. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses, and a valuation allowance has been recorded for the entire amount of the net deferred asset. Utilization of net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. Certain future sales of our stock could restrict our ability to utilize our net operating loss carryforwards. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, income taxes, impairment of long-lived assets, goodwill and intangible assets and restructuring costs. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We recognize revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customer’s inability to pay for product purchased. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We have established a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our fiscal 2002 consolidated financial statements, we made estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we made certain judgments about allocating shared assets such as accounts receivable to the estimated balance sheet for those businesses. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses.

As required by SFAS 142, we performed our annual goodwill impairment test in the third quarter of 2002. As a result of this impairment test, we recorded a goodwill impairment charge of $9.4 million.

We currently have three active restructuring plans—one initiated in the fourth quarter of fiscal 2002 and the others initiated in the first and second quarters of fiscal 2003 after it became clear that actions taken in the previous year would not be sufficient to return the company to profitability. The plans were designed to reduce costs and expenses in order to return the company to profitability.

The current accounting for restructuring costs requires us to record provisions and charges when we have incurred a liability. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Major Developments since December 31, 2001

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

Closure of Arcaris, Inc.

On July 30, 2001, we acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris had developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $8.0 million consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6.7 million and 77,329 vested stock options valued at approximately $418,000 and direct acquisition costs of approximately $312,000. In October 2002, we issued an additional 94,095 shares of common stock valued at approximately $112,000 related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting. The subsidiary was renamed Deltagen Proteomics, Inc.

On January 6, 2003, we announced a cost savings and business realignment plan to reduce our cash expenditures. As part of this realignment plan, we closed the Salt Lake City facility that housed the Deltagen Proteomics, Inc. operations. As a result of the realignment plan, substantially all Deltagen Proteomics, Inc. activities and capabilities have ceased or been eliminated.

Acquisition and Closure of BMSPRL, L.L.C. (formerly CombiChem, Inc.)

On February 16, 2002, we acquired the California-based BMSPRL, formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of our common stock valued at approximately $23.5 million and paid certain transaction expenses of approximately $465,000. The subsidiary was renamed Deltagen Research Laboratories (“DRL”).

On October 2, 2002, we announced a cost savings and business realignment plan to reduce our cash burn rate. As part of this realignment plan, we closed the San Diego facility that housed the DRL operations. As a result of the realignment plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated.

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

Acquisition of XenoPharm, Inc.

On March 14, 2002, we acquired XenoPharm, a San Diego, California-based private company for 498,236 shares of our unregistered common stock valued at approximately $3.6 million and paid certain transaction expenses. Up to an additional 1,449,262 shares of common stock may be issued upon the achievement of certain key milestones. The entity became our wholly-owned subsidiary. XenoPharm, which was incorporated in November 2000, provides a proprietary technology platform to pharmaceutical, biotechnology, chemical and agricultural companies to better understand and predict reactions of foreign substances, termed “xenobiotics,” in human systems. XenoPharm’s XenoSensor Mice, implanted with human SXR and CAR, coupled with XenoPharm’s CleanScreen high-throughput screening assays provide a proprietary technology platform to improve the predictive value of cell- and animal-based biomedical research. The operating expenses of XenoPharm were insignificant in 2002.

Restructuring Activities

With the acquisitions of Arcaris, Inc. and BMSPRL, L.L.C. and the expansion of our internal drug development efforts, the number of employees peaked at 450 by September 30, 2002 and we were leasing ten facilities. Given the significant net cash outflow from operations and the difficulty in accessing additional capital, we undertook a series of cost cutting measures beginning in October 2002. These included workforce reductions in October 2002, January 2003 and April 2003 and the closure of our operations outside of the San Francisco Bay Area, including the closure of Arcaris, BMSPRL and Europe operations. Remaining operations are being consolidated into our recently renovated 132,000 square foot facility in Redwood City, California. We discontinued our internal drug discovery efforts and refocused our strategies and operations on providing drug discovery services to the biopharmaceutical industry utilizing the Company’s proprietary core mammalian in vivo transgenic technologies. In addition to the workforce reduction and cost cutting actions, we negotiated settlement of obligations with certain landlords, lenders and vendors.

Facility Leases

In March and April 2003, we entered into agreements with landlords or guarantors of several excess facilities in San Diego, California; Menlo Park, California; Alameda, California; and Redwood City, California to terminate remaining lease obligations. Certain of the terminations are contingent on the closing of the Series A Preferred Stock financing described below. These agreements require us to forfeit lease deposits or restricted cash underlying letters of credit totaling $2.5 million in 2003, make lease termination payments totaling $2.3 million in 2003 and $200,000 in 2004 and issue warrants to purchase 1,150,000 shares of our Series A Preferred Stock plus additional warrants equal to 0.05 warrants per dollar for each dollar of Series A preferred stock issued in excess of $10 million. The value of these settlements was expensed in 2002.

In addition, in April 2003 we entered into a forbearance agreement related to the lease of our principal operating and administrative facility in Redwood City, California. This agreement provides for lease rent and certain facility operating expenses to be paid from the $1.5 million cash security deposit or the $500,000 restricted cash related to letters of credit in 2003. Lease rent is also reduced by approximately 25% during the forbearance period. The agreement has certain default criteria that if breeched would cause the lease rent to revert to prior levels retroactively.

Lending Arrangements

In March 2003, we repaid in full, without penalty, the outstanding balance of $10 million under a term loan facility. As a result of this payment, we are no longer required to maintain restricted cash balances of $10.5 million as security for the loan facility.

In March 2003, we reached an agreement with a financial institution to restructure our existing loan agreements. The existing loan agreements had outstanding balances at March 15, 2002 of $5.0 million and were payable in monthly installments at interest rates ranging from 8.87% to 12.75% with maturities to July 2005. Under the terms of the restructuring, we forfeited letters of credit totaling $2.3 million to the lender in partial payment of the loans and entered into a new loan for the remaining balance of $2.7 million. The new loan will bear an interest rate of 10.50% and is required to be repaid in 18 monthly installments beginning in April 2003. The loan is collateralized by a first position security interest in certain fixed assets and a second position security interest in substantially all of our other assets.

Vendor Arrangements

In April 2003, we settled a $1.2 million obligation with a vendor for $434,000 in current cash payments, $144,000 to be paid upon completion of the Series A Preferred Stock financing described below and $290,000 in Series A Preferred Stock to be issued upon closing of the private placement. The remaining $290,000 balance is to be forgiven once the preferred financing is complete.

Bridge Loan and Commitment for Equity Financing

In April 2003, we secured a minimum commitment for $10 million in equity capital from existing institutional investors to purchase preferred stock in a transaction referred to here in as the private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, our stockholders will be asked to approve a number of other matters including a reverse stock split.

Under the terms of the private placement, the investors have agreed to purchase $10 million of preferred stock. The preferred stock is convertible into common stock on a 1:1 basis. The preferred stock will be issued at a 25% discount to the five-day average closing common stock price for the period ending three days prior to closing. The preferred stock bears no dividend, has a liquidation preference right equal to the amount invested in the preferred stock and standard anti-dilution protections. The terms of the preferred stock agreement include the right to appoint designees to a total of three seats on the Board of Directors.

We also obtained a secured bridge loan commitment of $5 million from the same investors. This facility can be increased to $6 million upon the occurrence of certain events and milestones and is secured by all of our assets not pledged to the equipment loans. The loan bears interest at 10% per annum. The principal and interest on the bridge loan will be repaid upon the earlier of the closing of the private placement with the proceeds thereof or August 31, 2003.

In connection with the private placement, we have agreed to use reasonable best efforts, as soon as reasonably practicable after the closing of the preferred stock financing, to offer stockholders of record as of the last business day prior to the closing of the private placement (other than the investors in such financing) non-transferable rights to purchase newly issued preferred stock at the same purchase price paid by the investors. The amount of preferred shares so offered to each stockholder would be sufficient to allow each such stockholder to maintain the percentage ownership interest in Deltagen held by each such stockholder as of the last business day prior to the closing of the private placement.

RESULTS OF OPERATIONS

Revenue for the years ended December 31, is as follows (in thousands):

	2002	2001	2000
DeltaBase	$15,034	$8,554	$1,154
Other (includes DeltaSelect and Other research collaborations)	2,656	1,356	926

Total	$17,690	$9,910	$2,080

Costs and expenses for the years ended December 31, are as follows (in thousands):

	2002	2001	2000
Research and development
Before non-cash charges	$61,279	$37,908	$18,968
Non-cash charges:
Depreciation and amortization	5,423	2,330	1,396
Amortization of intangibles	3,787	561	—
Amortization of unearned stock compensation expense	792	2,922	5,898
Loss on sublease	—	1,312	—

Total research and development	71,281	45,033	26,262
Selling, general and administrative
Before non-cash charges	16,053	15,657	5,959
Non-cash charges:
Depreciation and amortization	816	399	135
Amortization of unearned stock compensation expense	597	982	4,974

Total selling, general and administrative	17,466	17,038	11,068
Impairment of goodwill and other long-lived assets	28,893	—	—
Restructuring charges	7,905	—	—

Total costs and expenses	$125,545	$62,071	$37,330

Years Ended December 31, 2002 and 2001

Revenues

Contract revenue increased by $7.8 million to $17.7 million in 2002 from $9.9 million in 2001. The increase was due primarily to increased revenue from our DeltaBase gene function database product. DeltaBase revenue in 2002 was $15.0 million compared to $8.6 million in 2001. In 2002, our DeltaBase, DeltaOne and DeltaSelect revenue came principally from contracts with GlaxoSmithKline, Merck, Millennium Pharmaceuticals, Pfizer and Schering-Plough Research Institute.

Costs and Expenses

Costs and expenses for the year ended December 31, 2002 were $125.5 million compared to $62.1 million in 2001. Costs and expenses for the year ended December 31, 2002 include charges of $36.8 million for restructuring charges and the impairment of goodwill and other assets. These charges are associated with our strategic business realignments announced in October 2002 and January 2003 and include severance costs; impairment charges for goodwill, intangibles and fixed assets. We will record additional charges for severance and other employee related costs, lease related costs and other asset disposal costs related to the January 2003 operating reductions in the first quarter of 2003. Further charges will be recorded in the second quarter of 2003 for the cost reduction actions announced on April 10, 2003.

Excluding the restructuring and impairment charges, costs and expenses for the year ended December 31, 2002 were $88.7 million, compared to $62.1 million in 2001. Also excluding non-cash charges for depreciation, amortization of intangibles and amortization of unearned stock compensation, costs and expenses for 2002 were $77.3 million, including $18.1 million in costs for operations that have subsequently been closed, compared to $53.6 million in 2001. The increase in costs and expenses was due primarily to the increased costs of our internal drug discovery efforts following the acquisition of chemistry capabilities in February 2002. These internal drug discovery efforts were reduced in the October 2002 business realignment and discontinued following the January 2003 workforce reductions.

Research and development expenses before non-cash charges increased by $23.4 million to $61.3 million in 2002 from $37.9 million in 2001. This increase included $11.5 million in costs associated with the BMSPRL (Deltagen Research Laboratories or “DRL”) operations acquired in February 2002 and substantially closed down by December 31, 2002. In addition, research and development expenses in 2002 before non-cash charges included $4.5 million from the Deltagen Proteomics and Deltagen Europe operations that were closed down in the first quarter of 2003. The related costs from these operations were $1.2 million in 2001. The remaining increase in costs and expenses is due primarily to the ramp-up during 2002 of our now discontinued internal small molecule drug discovery efforts and costs associated with our secreted protein programs with Eli Lilly and Nuvelo. The increase in depreciation and amortization is due primarily to an increase in property, plant and equipment resulting from the acquisition of BMSPRL. The increase in intangible amortization is due to the acquisition of BMSPRL in February 2002 and XenoPharm in March 2002.

General and administrative expenses before non-cash charges increased by $400,000 to $16.1 million in 2002 from $15.7 million in 2001. This increase included $700,000 in costs associated with the DRL operations acquired in February 2002 and substantially closed down by December 31, 2002. In addition, general and administrative expenses in 2002 before non-cash charges included $1.4 million from the Deltagen Proteomics and Deltagen Europe operations that were closed down in the first quarter of 2003. The related costs from these operations were $1.1 million in 2001. The increase also included $1.0 million related to staffing and infrastructure costs offset by a decrease of $2.8 million related to legal and business consulting fees.

Impairment of Goodwill and Other Long-Lived Assets

Due to current operating losses, the absence of positive cash flows, recent significant declines in our common stock price and uncertainties resulting from the business realignment plan, we assessed the recoverability of the long-lived assets related to DRL and Arcaris in accordance with SFAS 144 and tested goodwill for impairment in accordance with SFAS No. 142 during the year ended December 31, 2002. Based upon our projection of significantly reduced future cash flows related to the long-lived assets, an impairment loss of $7.1 million was recognized for completed technology and $12.4 million for property and equipment during the year ended December 31, 2002. The carrying value of the long-lived assets has been written down to expected fair value based on appraisals. The impairment test under SFAS 142 was based on a two-step process involving; comparing the estimated fair value of the related reporting unit to its net book value and comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $9.4 million in the year ended December 31, 2002.

Restructuring Charges

In 2002 we recorded restructuring charges of $7.9 million. These charges include the following (in thousands):

Retention bonuses, severance and executive compensation	$4,333
Legal, accounting and consulting fees	493
Loss on disposal of corporate assets	874
Other	2,205

Total	$7,905

These charges relate primarily to the closedown of the DRL operations and workforce reductions in 2002.

Net Interest Income

Net interest income decreased by $3.0 million to $687,000 in 2002 from $3.7 million in 2001. This decrease resulted from reduced average cash and investment balances, lower interest rates on cash investments and increased borrowings during 2002 and as compared to 2001.

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

Business Realignment

On October 2, 2002, we announced a business realignment and plan to reduce expenses. Our business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to drug researchers in the biopharmaceutical industry. We also expect to continue to pursue our internal drug discovery and development in secreted proteins through current and potential future collaborations.

As part of this realignment, we reduced our staff by over 130 employees. The plan includes the closing of our San Diego operations acquired in the acquisition of the DRL operations, the planned exit from our operations in Europe and the planned consolidation of core activities into our Redwood City, California and Salt Lake City, Utah facilities.

As result of these actions, we recorded a charge in 2002 for impairment of the intangible assets related to activities that will no longer be pursued or that will be scaled back, for the impairment of fixed assets including leasehold improvements and equipment, for severance and other employee related costs and restructurings and other costs. These costs and impairments relate primarily to our operations in San Diego (DRL acquired in 2002), Salt Lake City (Arcaris acquired in 2001) and Europe.

The following table sets forth certain details associated with the business realignment charges (in thousands of dollars):

	Restructuring Charges	Cash (Payments) Receipts	Non-Cash Transactions	Accrual at December 31, 2002
Retention bonuses, severance, and executive compensation	$4,333	$(2,781)	$—	$1,552
Legal, accounting and consulting fees	493	(314)	(102)	77
Loss on disposal of corporate assets	874	(748)	—	126
Other	2,205	(231)	(875)	1,099

	$7,905	$(4,074)	$(977)	$2,854

It is anticipated that a majority of the remaining accrual will be paid during fiscal year 2003.

On January 6, 2003, we announced additions to the realignment of our business strategy and cost reduction plan.

As part of this realignment, we reduced our staff to approximately 200 employees. The plan included the closing of our Strasbourg, France operations and our Salt Lake City operations acquired in the acquisition of Arcaris, Inc., as discussed in Note 18, and the consolidation of core activities into our Redwood City, California facility.

As a result of these actions, we recorded a charge in 2002 for the impairment of intangible assets related to activities that will no longer be pursued and for the impairment of fixed assets including leasehold improvements and equipment. We will record a charge in the first quarter of 2003 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in Strasbourg, France, Salt Lake City, Utah (Arcaris acquisition in 2001) and excess facilities in Alameda and Menlo Park, California.

We will record a charge in the second quarter of 2003 for severance and other employee related costs associated with a further reduction in the workforce to approximately 150 employees announced on April 10, 2003.

In March and April 2003, we executed termination agreements for several excess facilities, including our sites in Menlo Park, Alameda, San Diego and one site in Redwood City, California. These agreements are contingent on a $10 million equity financing being completed before August 31, 2003. We also entered into a forbearance agreement for a principal operating and administrative facility in Redwood City, California that will result in reductions in rent payments as long as designated termination events are not triggered. If the private placement is completed and the forbearance reductions continue, the remaining lease obligations will be as follows (in thousands):

Year Ending December 31,
2003	$5,413
2004	3,534
2005	3,876
2006	3,966
2007	3,854
Thereafter	10,306

Total	$30,949

Liquidity and Capital Resources

We have financed our operations from inception primarily through issuances of equity securities, contract payments to us under our DeltaSelect and DeltaBase agreements and equipment financing arrangements. Through December 31, 2002, we had received net proceeds of $183.4 million from issuances of equity securities, $43.3 million from customer agreements, $12.7 million from equipment financing arrangements and $10 million from a term loan facility.

At December 31, 2002, we had $7.7 million in cash and cash equivalents compared to $61.4 million at December 31, 2001. In addition, at December 31, 2002, we had $6.1 million in marketable securities representing highly liquid commercial paper and government agency securities compared to $15.1 million at December 31, 2001. We used $59.5 million in cash for operating activities in 2002. This consisted primarily of the net loss for the period of $107.2 million offset in part by non-cash charges totaling $40.3 million including $9.4 million for goodwill impairment, $19.6 million for fixed assets and intangible assets impairment, $6.2 million related to depreciation and amortization expenses, $3.8 million related to the amortization of intangibles and $1.4 million related to the amortization of unearned stock-based compensation. Increases in deferred revenue and accrued liabilities were partially offset by increased customer receivables and restriction of cash to support debt obligations. Investment activities used $29.2 million in cash in 2002 including $11.3 million related to the purchase of marketable securities, $23.5 million related to capital expenditures (primarily for the build out of our vivarium, laboratory and administrative facility in Redwood City, California) and $981,000 related to the acquisitions of the DRL operations and XenoPharm, Inc. in February and March 2002, respectively, offset in part by $20.0 million related to the maturities of marketable securities. We received $35.0 million in cash from financing activities in 2002, which consisted primarily of $14.0 million from loan proceeds and $25.6 million from the sale of common stock. This was offset partially by loan and capital lease repayments of $4.6 million.

In December 1998, March 1999, June 2000 and June 2001, we entered into loan agreements of $1.8 million, $1.5 million, $2.9 million and $2.5 million, respectively, which were fully drawn down during 1999, 2000 and 2001. As of December 31, 2002, the entire $5.5 million outstanding balance was collateralized by property and equipment. Amounts outstanding under these loans accrued interest at a weighted average rate of approximately 10.55% and are due in monthly installments through 2005. The loans are collateralized by property and equipment. In October 2002, we provided letters of credit for $2.3 million to the lender as additional collateral for these and other equipment loans.

At December 31, 2002 we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to our business realignment discussed above) (in thousands):

	Operating Leases	Capital Leases(1)	Debt(1)	Total
Year Ending December 31,
2003	$12,620	$20	$12,381	$25,021
2004	11,837	7	2,248	14,092
2005	11,606	—	907	12,513
2006	10,521	—	—	10,521
2007	10,674	—	—	10,674
Thereafter	44,150	—	—	44,150

Total	$101,408	$27	$15,536	$116,971

(1)	Excludes interest

We have issued standing letters of credit totaling $3.0 million and security deposits of $1.5 million as credit support for operating leases. These letters of credit are collateralized by cash deposits of an equal amount and automatically renew on an annual basis during the lease term. These cash deposits are classified as restricted cash on the consolidated balance sheets. We expect that substantially all of these letters of credit and deposits will be paid to landlords in the first half of 2003 as part of settlement consideration for lease termination and lease reduction arrangements.

The equipment loan agreements have restrictive covenants requiring minimum unrestricted cash balances, generally twelve months cash needs. In October 2002, we provided letters of credit for $2.3 million as additional collateral for the equipment loans. There are no further collateral requirements contingently required under these loans. This loan was amended in April 2003 and the restricted cash supporting the letter of credit was released as prepayment of the debt obligation.

The term loan agreement has restrictive covenants including a requirement that we maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. If unrestricted cash balances fall below the minimum level, we will be required to restrict cash equal to 105% of the loan balance outstanding or pay down the loan balance to a level that achieves compliance with the restrictive covenants. At October 31, 2002, our unrestricted cash balances were below the minimum level and we provided restricted cash of $10.5 million as collateral for the term loan facility. On March 6, 2003, we repaid the loan in full without penalty and the remaining restricted cash was released.

At December 31, 2001, we had approximately $6.2 million in committed financing available for the construction of a research and development facility for Deltagen Europe S.A. In October 2002, we cancelled the construction project and the committed financing has been withdrawn.

At December 31, 2002, we had unrestricted cash, cash equivalents and marketable securities totaling $13.8 million.

Our immediate sources of cash for operating activities are:

•	Existing customer agreements

•	Potential new customer agreements.

•	Proceeds from liquidation of assets from closed facilities (primarily assets from the Arcaris, Inc. acquisition) and exited activities. These proceeds totaled approximately $852,000 subsequent to December 31, 2002.

•	XenoPharm continues to incur legal expenses in connection with its patent applications and the patent applications of its licensors. It is expected that these expenses will increase as the level of patent prosecution increases.

Our immediate requirements for cash include:

•	Ongoing operating expenses (research and development costs and selling, general and administrative expenses)

•	Completion of our Redwood City, California animal facility and laboratory expansion (completed in February 2003)

•	Costs associated with the business realignment including severance and other employee related costs, facility closedown costs and lease and lease termination costs associated with excess facilities under long-term leases.

At March 31, 2003, the balance of cash and cash equivalents was approximately $2.5 million. In April 2003, we received $5 million in proceeds from a bridge loan and received a commitment from investors to purchase a minimum $10 million in newly issued preferred stock. The bridge loan can be increased to $6 million upon the occurrence of certain events and milestones and is collateralized by all of our assets not pledged to the equipment loan. Principal and interest on the loan is to be repaid upon the earlier of the closing of the preferred financing with the proceeds thereof or August 31, 2003.

If we are not able to complete the private placement on time, it is likely that we will cease our operations. Our inability to obtain additional funding through the private placement would likely cause us to explore liquidation alternatives, including the initiation of bankruptcy proceedings. If this were to occur, after repayment of our obligations including the bridge loan received from the private placement investors, any investment in us would likely decline to zero.

The equity financing is subject to shareholder approval and the satisfaction of closing conditions. There are financial covenants to the bridge loan associated with cash and earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance versus forecast which if not met could lead to loan default and acceleration of the loan. In order to have sufficient cash to operate in 2003 we may be required to further reduce the level of operating expenses through additional workforce reductions and access additional debt or equity capital. We continue to evaluate alternative means of financing to meet our long-term needs; however, additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in substantial additional dilution to our stockholders. Any debt financing may have restrictive covenants that adversely affect our operating plans and flexibility.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. We elected early adoption of SFAS 146 in 2002 in conjunction with the business realignment discussed above. We recorded a charge of $12.2 million in 2002 for severance and other employee related costs, costs associated with lease obligations and restructurings and other costs.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF 00-21 will not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of SFAS 148 will not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact, if any, that the adoption of FIN 46 will have on our financial position or results of operations.

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

Our loans payable of $15.6 million at December 31, 2002 carry fixed interest rates ranging from 8.87% to 12.75% per annum with payments due in 36 or 48 monthly installments. Our capital lease obligations of $27,000 at December 31, 2002 carry fixed interest rates ranging from 0% to 10.39% per annum with payments due in 36 monthly installments. At October 31, 2002, our unrestricted cash balances were below the minimum level and we provided restricted cash of $10.5 million as additional collateral for the loan. The interest rate of the $10 million loan payable was reduced to the prime rate (currently 4.25%) in November 2002. On March 6, 2000, we repaid the loan in full without penalty and the remaining restricted cash was released.

The following table presents, as of December 31, 2002, the future principal amounts and related weighted average interest rate by year for our cash and cash equivalents, marketable securities and debt obligations (in thousands).

	Expected Maturity Date (as of December 31, 2002)
	2003	2004	2005	2006	2007	Thereafter	Total
Assets:
Cash and cash equivalents	$7,671	$—	$—	$—	$—	$—	$7,671
Marketable securities	6,145	—	—	—	—	—	6,145
Weighted average interest rate	3.96%	—	—	—	—	—
Liabilities:
Capital lease obligations	$20	$7	$—	$—	$—	$—	$27
Weighted average interest rate	6.46%	0%	—	—	—	—
Loans payable	$12,576	$2,248	$712	$—	$—	$—	$15,536
Weighted average interest rate	5.52%	10.41%	10.16%	—	—	—

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Deltagen, Inc., and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and operating cash flow deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 13, 2003

DELTAGEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,671	$61,363
Restricted cash	10,590	400
Marketable securities	6,145	15,118
Accounts receivable, net of allowance for doubtful accounts of $170	5,523	2,511
Prepaid expenses	3,358	1,807

Total current assets	33,287	81,199
Property, plant and equipment, net	35,458	16,672
Goodwill and other intangible assets, net	5,165	5,267
Notes receivable from related parties	420	495
Other assets	8,309	5,417

Total assets	$82,639	$109,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,785	$4,131
Accrued liabilities	9,918	5,864
Current portion of capital lease obligations	20	11
Current portion of loans payable	12,576	2,382
Current portion of deferred revenue	14,724	7,257

Total current liabilities	43,023	19,645
Capital lease obligations, less current portion	7	28
Loans payable, less current portion	2,960	3,059
Other long-term accrued liabilities	—	990
Deferred revenue, less current portion	3,010	1,657
Deferred credit	2,953	—

Total liabilities	51,953	25,379

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 75,000,000 shares
Issued and outstanding: 40,986,893 and 32,077,012 shares at December 31, 2002 and 2001, respectively	41	32
Additional paid-in capital	238,352	186,595
Unearned stock-based compensation	(602)	(3,019)
Notes receivable from stockholders	(805)	(805)
Accumulated deficit	(206,300)	(99,132)

Total stockholders’ equity	30,686	83,671

Total liabilities and stockholders’ equity	$82,639	$109,050

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenue	$17,690	$9,910	$2,080

Costs and expenses:
Research and development	71,281	45,033	26,262
General and administrative	17,466	17,038	11,068
Impairment of goodwill and other long-lived assets	28,893	—	—
Restructuring charges	7,905	—	—

Total costs and expenses	125,545	62,071	37,330

Loss from operations	(107,855)	(52,161)	(35,250)
Interest income	1,669	4,451	3,560
Interest expense	(982)	(747)	(531)

Net loss	(107,168)	(48,457)	(32,221)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(22,360)

Net loss attributable to common stockholders	$(107,168)	$(48,457)	$(54,581)

Net loss per common share, basic and diluted	$(2.83)	$(1.64)	$(4.32)
Weighted average shares used in computing net loss per share, basic and diluted	37,823	29,489	12,621

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three years ended December 31, 2002

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compen- sation	Notes Receivable from Stock-holders	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount
	(in thousands, except share data)
Balances, December 31, 1999	2,069,685	$2	$10,695	$(7,610)	$—	$(18,454)	$(15,367)
Stock options exercised for cash and notes receivable from stockholders	1,603,925	2	1,388	—	(805)	—	585
Issuance of common stock related to initial public offering, net of issuance costs	8,025,000	8	110,183	—	—	—	110,191
Conversion of redeemable convertible preferred stock to common stock	18,137,486	18	36,789	—	—	—	36,807
Repurchase of unvested restricted stock	(8,864)	—	(3)	—	—	—	(3)
Exercise of warrants	40,736	—	—	—	—	—	—
Unearned stock-based compensation	—	—	12,012	(12,012)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	10,872	—	—	10,872
Beneficial conversion feature related to issuance of Series C redeemable convertible preferred stock	—	—	22,360	—	—	—	22,360
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	(22,360)	—	—	—	(22,360)
Net loss	—	—	—	—	—	(32,221)	(32,221)

Balances, December 31, 2000	29,867,968	30	171,064	(8,750)	(805)	(50,675)	110,864
Stock options exercised for cash	51,929	—	164	—	—	—	164
Repurchase of unvested restricted stock	(149,549)	—	(51)	—	—	—	(51)
Issuance of stock related to employee stock purchase plan	30,792	—	246	—	—	—	246
Additional issuance costs related to initial public offering	—	—	(168)	—	—	—	(168)
Issuance of common stock and stock options related to the acquisition of Arcaris, Inc., net of issuance costs	766,894	1	7,168	—	—	—	7,169
Issuance of common stock	1,508,978	1	9,999	—	—	—	10,000
Unearned stock-based compensation	—	—	(1,827)	1,827	—	—	—
Amortization of unearned stock-based compensation	—	—	—	3,904	—	—	3,904
Net loss	—	—	—	—	—	(48,457)	(48,457)

Balances, December 31, 2001	32,077,012	32	186,595	(3,019)	(805)	(99,132)	83,671
Stock options exercised for cash	56,469	—	102	—	—	—	102
Repurchase of unvested restricted stock	(26,421)	—	(33)	—	—	—	(33)
Issuance of stock related to employee stock purchase plan	96,184	—	358	—	—	—	358
Issuance of common stock related to the acquisition of Arcaris, Inc., net of issuance costs	94,095	—	112	—	—	—	112
Issuance of stock related to private placement, net of issuance costs	5,543,822	6	25,117	—	—	—	25,123
Issuance of common stock related to the acquisition of BMSPRL, L.L.C., net of issuance costs	2,647,481	3	23,507	—	—	—	23,510
Issuance of common stock related to the acquisition of Xenopharm, Inc., net of issuance costs	498,251	—	3,622	—	—	—	3,622
Unearned stock-based compensation	—	—	(1,028)	1,028	—	—	—
Amortization of unearned stock-based compensation	—	—	—	1,389	—	—	1,389
Net loss	—	—	—	—	—	(107,168)	(107,168)

Balances, December 31, 2002	40,986,893	$41	$238,352	$(602)	$(805)	$(206,300)	$30,686

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(107,168)	$(48,457)	$(32,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,211	2,707	1,499
Amortization of equipment under capital lease	28	22	32
Provisions for bad debt	—	86	—
Amortization of warrants issued in connection with loans	55	45	48
Amortization of intangibles	3,787	561	—
Amortization of unearned stock-based compensation expense	1,389	3,904	10,872
Amortization of discount of marketable securities	242	(655)	—
Lease loss	—	1,312	—
Write-off of in-process research and development	110	907	—
Impairment of goodwill and other long-lived assets	28,893	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,012)	(907)	(1,097)
Prepaid expenses	(1,144)	781	(740)
Other assets	643	(2,354)	24
Accounts payable	(541)	1,890	(2,829)
Accrued liabilities	2,216	921	2,685
Deferred revenue	8,819	(585)	8,553

Net cash used in operating activities	(59,472)	(41,384)	(13,174)

Cash flows from investing activities:
Purchase of marketable securities	(11,269)	(54,482)	(24,981)
Maturities of marketable securities	20,000	65,000	—
Acquisition of property, plant and equipment	(3,872)	(5,402)	(3,319)
Cash proceeds from sale of property and equipment	1,916	—	—
Acquisition of Arcaris, Inc., net of cash acquired	—	(762)	—
Acquisition of BMSPRL, L.L.C., net of cash acquired	(445)	—	—
Acquisition of XenoPharm, Inc., net of cash acquired	(536)	—	—
Leasehold improvements	(21,497)	(2,235)	(861)
Increase in restricted cash	(13,532)	(3,119)	(150)

Net cash used in investing activities	29,235	(1,000)	(29,311)

Cash flows from financing activities:
Principal payments under capital lease obligations	(12)	(25)	(32)
Repayment of loans payable	(4,598)	(1,904)	(848)
Proceeds from the issuance of debt	14,000	2,453	2,911
Payments on (issuance of) in notes receivable to related parties	75	(320)	(175)
Proceeds from the issuance of common stock, net of issuance costs	25,123	9,832	110,191
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	22,360
Proceeds from the issuance of common stock under stock option plan, net of stock repurchased	69	113	582
Proceeds from the issuance of common stock under employee stock purchase plan	358	246	—

Net cash provided by financing activities	35,015	10,395	134,989

Net increase (decrease) in cash and cash equivalents	(53,692)	(31,989)	92,504
Cash and cash equivalents, beginning of year	61,363	93,352	848

Cash and cash equivalents, end of year	$7,671	$61,363	$93,352

Supplemental disclosures of cash flow information:
Cash paid for interest	$982	$701	$483
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$24	$20
Property and equipment acquired with accounts payable	$1,863	$874	$993
Unearned stock-based compensation	$—	$—	$12,012
Reversal of unearned stock-based compensation	$1,028	$1,827	$—
Issuance of notes receivable in exchange for common stock	$—	$—	$805
Issuance of common stock and stock options in connection with Arcaris, Inc. acquisition	$112	$7,169	$—
Issuance of common stock and stock options in connection with BMSPRL, L.L.C. acquisition	$23,510	$—	$—
Issuance of common stock and stock options in connection with Xenopharm, Inc. acquisition	$3,622	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY

Deltagen, founded in 1997 and headquartered in Redwood City, California, is a leader in using in vivo mammalian gene function information to define the function and disease relevance of mammalian genes for the purpose of discovering and validating novel drug targets. The Company’s proprietary information platform serves the Company’s customers in their efforts to discover potential new drug therapies.

Basis of Presentation

The Company’s commercial operations commenced during 2000 at which time it emerged from the development stage. The Company has incurred net losses since inception of $206,300,000 and may incur net losses and negative cash flow from operations for at least the next several years. To date, the Company has financed its operations primarily through sales of equity securities, contract payments under DeltaSelect and DeltaBase agreements and equipment financing arrangements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include increasing sales by refocusing on providing drug discovery services to the biopharmaceutical industry and reducing cash spending during the current fiscal year as a result of continued down sizing of the Company and elimination of the Company’s internal small molecule drug discovery programs. These reduction efforts began in the third quarter of fiscal year 2002 and have continued into 2003 and are expected to significantly reduce the current cash outflows. Management also recognizes the need for an infusion of cash during the year ended December 31 2003. In April 2003, the Company received a minimum commitment for $10 million in equity capital from existing institutional investors. The Company will finance its operations primarily through its cash and cash equivalents, marketable securities and future revenues. The Company expects to require additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities. The sale of additional equity or debt securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

While the Company is aggressively pursuing the actions discussed above, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations or obtain additional funding sources. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Major Customers

Cash, cash equivalents and marketable securities are held in two financial institutions. Management regularly reviews these financial institutions for creditworthiness. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high-quality credit issuers.

The Company’s accounts receivable relate to contracts, and there is no collateral required for these accounts receivable. In 2002, four customers individually accounted for 22%, 35%, 25% and 10% of the Company’s total revenue and accounted for 32%, 24%, 15% and 15% of the net accounts receivable balance at December 31, 2002. In 2001, two customers individually accounted for 46% and 41% of the Company’s total revenue. At December 31, 2001, two customers accounted for 37% and 58% of the net accounts receivable balance. In 2000, two customers individually accounted for 56% and 18% of the Company’s total revenue.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and other intangible assets

Goodwill and other intangible assets primarily consist of goodwill and purchased technology. The amount allocated to completed technology is being amortized over the estimated useful life of three to ten years using the straight-line method. Goodwill will not be systematically amortized, but rather the Company will perform an annual assessment for impairment by applying a fair-value-based test. During the year ended December 31, 2002, the Company recorded an impairment loss of approximately $7,103,000 on intangible assets and approximately $9,372,000 on goodwill (Note 10).

Impairment of Long-Lived Assets

The Company periodically reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable or that the useful lives of an asset is no longer appropriate. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset. During the year ended December 31, 2002, the Company recorded a loss on impairment of fixed assets of approximately $12,418,000 (Note 10).

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25 and related interpretations and complies with the disclosure provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(107,168)	$(48,457)	$(54,581)
Add: Stock-based employee compensation expense included in reported net loss	1,580	4,056	9,786
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(6,333)	(15,737)	(13,312)

Pro forma net loss	$(111,921)	$(60,138)	$(58,107)

Basic and diluted net loss per common share:
As reported	$(2.83)	$(1.64)	$(4.32)

Pro forma	$(2.96)	$(2.04)	$(4.60)

The above pro forma disclosures are not likely to be representative of the effects on net income (loss) and basic and diluted net income (loss) per share in future years because options vest over several years and additional grants are made each year.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the numerator and denominator used in the net loss per share calculations is as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands except per share data)
Numerator—Basic and diluted:
Net loss	$(107,168)	$(48,457)	$(32,221)
Deemed dividend related to beneficial conversion of preferred stock	—	—	(22,360)

Net loss attributable to common stockholders	$(107,168)	$(48,457)	$(54,581)

Denominator—Basic and diluted:
Weighted average shares of common stock outstanding	38,268	30,424	14,122
Less: Weighted average shares subject to repurchase	(445)	(935)	(1,501)

Weighted average shares used in basic and diluted net loss per share	37,823	29,489	12,621

Net loss per share attributable to common stockholders	$(2.83)	$(1.64)	$(4.32)

The following unvested common stock subject to repurchase, outstanding options and warrants (prior to the application of the treasury stock method) and convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Unvested common stock subject to repurchase	265	649	1,385
Options to purchase common stock	7,809	6,853	3,057
Warrants to purchase common stock	472	472	472

Total common stock equivalents excluded from the computation of earnings per share as their effect was antidilutive	8,546	7,974	4,914

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company elected early adoption of SFAS 146 in the fourth quarter of 2002 in conjunction with the business realignment discussed in Note 18.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on the financial position or results of operations of the Company.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF 00-21 will not have a material impact on the financial position or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a material impact on the financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact, if any, that the adoption of FIN 46 will have on the financial position or results of operations of the Company.

3.    BALANCE SHEET COMPONENTS

Marketable securities consist of the following (in thousands):

	December 31, 2002
	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Maturity Dates
Commercial paper	$6,145	$32	$6,177	10/2003 and 01/2004

	December 31, 2001
	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Maturity Dates
Commercial paper	$4,968	$31	$4,999	01/2002
Medium term notes	5,167	—	5,167	08/2003
U.S. Government agencies	4,983	—	4,983	11/2003

	$15,118	$31	$15,149

There were no realized gains or losses recognized on the disposal of marketable securities in 2002 and 2001. Unrealized gains and losses were considered immaterial for both 2002 and 2001 and, thus, not recorded.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Land	$1,049	$1,472
Laboratory equipment	11,806	11,021
Computer-related equipment	4,844	3,600
Furniture and fixtures	1,224	1,619
Leasehold improvements	25,137	5,852

Total	44,060	23,564
Less: Accumulated depreciation and amortization	(8,602)	(6,892)

Net	$35,458	$16,672

Depreciation and amortization expense was $6,239,000, $2,729,000 and $1,531,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Property and equipment includes $137,000 of computers, vehicles and related equipment under capital lease at December 31, 2002 and 2001. Accumulated amortization of assets under capital lease totaled $122,000 and $94,000 at December 31, 2002 and 2001, respectively.

In connection with the Arcaris, Inc. acquisition in July 2001, BMSPRL, L.L.C. in February 2002 and XenoPharm, Inc. in March 2002 the Company recorded goodwill and other intangible assets (Note 6). Goodwill and other intangible assets consist of the following (in thousands):

	December 31,
	2002	2001
Goodwill	$—	$1,788
Completed technology	7,016	4,040

	7,016	5,828
Less: Accumulated amortization	(1,851)	(561)

Net	$5,165	$5,267

Other assets consist of the following (in thousands):

	2002	2001
Deposits	$1,832	$1,657
Restricted cash	6,185	2,869
Other	292	891

Total	$8,309	$5,417

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consist of the following (in thousands):

	2002	2001
Accrued professional fees	$338	$844
Accrued payroll/vacation	1,324	1,843
Deferred rent	554	369
Accrued restructuring charges	2,854	—
Other	4,848	2,808

Total	$9,918	$5,864

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

The Company leases additional facilities in Salt Lake City, Utah, under an operating lease that expires in February 2004. Under the terms of the leases, the Company is responsible for 31.8% of the operating expenses, tenants share of common area, tenants share of utilities and tax expenses.

The Company leases additional facilities in San Diego, California, under an operating lease that expires in January 2015. Under the terms of the leases, the Company is responsible for 61.6% of the operating expenses, tenants share of common area, tenants share of utilities and tax expenses.

Rent expense for the years ended December 31, 2002, 2001 and 2000, was $11,184,000, $3,521,000 and $980,000, respectively.

Future minimum lease payments at December 31, 2002, are as follows (in thousands):

Amount
Year Ending December 31,
2003	$12,620
2004	11,837
2005	11,606
2006	10,521
2007	10,674
Thereafter	44,150

Total	$101,408

As discussed in Note 21, all of the above leases with the exception of the San Carlos, California and Salt Lake City, Utah leases have been renegotiated in March and April 2003.

Legal Matters

On May 24, 2000, Lexicon Genetics Incorporated filed a lawsuit against us in the United States District Court for the District of Delaware. The complaint in the lawsuit alleged that the Company’s methods of making knockout mice infringed United States Patent No. 5,789,215 (the ’215 patent), under which Lexicon claimed to be an exclusive licensee. In addition, on October 13, 2000, Lexicon and the University of Utah Research Foundation filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint in this lawsuit alleged that we infringed United States Patents Nos. 5,631,153, 5,464,764, 5,627,059 and 5,487,992 (the Capecchi patents), under which Lexicon claimed to be an exclusive licensee. On September 20, 2001, the Company and Lexicon announced the settlement of the litigation. Under the terms of the settlement, the Company obtained a commercial license under the ’215 patent and the Capecchi patents, Lexicon obtained a subscription to the Company’s DeltaBase product, and all of the claims and counterclaims in the litigation were dismissed with prejudice. Lexicon’s subscription to DeltaBase includes non-exclusive, perpetual

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licenses to the 250 drug targets represented in DeltaBase as of September 2001 and the approximately 1,000 drug targets that were and are expected to be added to DeltaBase over the subsequent four years. Lexicon will make certain milestone and royalty payments to the Company for therapeutic and diagnostic products developed from Lexicon’s use of DeltaBase. The Company will make payments to Lexicon for knockout mice generated by the Company on a fee-for-service basis. Neither the Company nor Lexicon will pay the other party any subscription or license fees.

The Company is party to two civil actions filed March 12, 2003 in the Superior Court of California, County of San Mateo, entitled Willow Park Holding Company II v. Deltagen, Inc., Case No. 429871 (the “Willow Park Action”) and AMB Property, L.P. v. Deltagen, Inc., Case No. 429872 (the “AMB Action”). The plaintiff in the AMB Action is the owner of real property located at 1210 and 1255 Hamilton Court, in Menlo Park, California. The plaintiff in the Willow Park Action is the owner of real property located at 1003 Hamilton Court, also in Menlo Park, California. The Company did not timely pay its rent on the 1003 and 1210 Hamilton Court premises for March 2003, or its rent on the 1255 Hamilton Court premises for February and March 2003.

The complaints allege that the Company breached its leases for the three properties. In the AMB Action, the plaintiff seeks past due rent and additional rent in the amount of $88,211, late charges in the amount of $8,821, and future rent and additional rent in the amount of $1,773,266. In the Willow Park Action, the plaintiff seeks past due rent and additional rent in the amount of $75,946, late charges in the amount of $7,594, and future rent and additional rent in the amount of $921,898.

On March 14, 2003, the plaintiffs in both actions applied for an ex parte right to attach order, writ of attachment, and temporary protective order. The plaintiff sought to attach $1,873,794 in the AMB Action, and $1,168,845 in the Willow Park Action. On March 14, 2003, the court granted the plaintiffs’ applications in part, and denied them in part. In the AMB Action, the court ordered that the plaintiff has a right to attach the Company’s property in the amount of $97,032. In the Willow Park Action, the court ordered that the plaintiff has a right to attach the Company’s property in the amount of $83,541. The court also issued a temporary protective order in each case, restricting the Company from transferring interests in specified property, and from disposing of the proceeds of any transfer of inventory. The temporary protective orders will expire no later than April 23, 2003. The Company executed a Lease Termination Agreement with the plaintiffs effective March 31, 2003. Under this agreement the plaintiffs agreed to dismiss these actions promptly after June 30, 2003 except under certain circumstances as defined in the agreement.

The Company may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceedings, with or without merit, could be costly and time-consuming and could divert the Company’s management’s attention and resources, which in turn could harm the Company’s business and financial results and cash flows.

5.    RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSE AGREEMENTS

The Company has entered into several significant research and development collaborations.

In July 1998, the Company entered into a research contract with Merck & Co., Inc., to provide Knockout Mice Projects for a value of $850,000. A second contract was entered into in December 1999 to provide additional Knockout Mice Projects for an estimated value of $1,000,000. Each project is divided into milestones and payments are made based on achievement of these. Revenues recognized relating to the first contract were $129,000, $225,000, and $161,000 in 2002, 2001 and 2000, respectively. Revenues recognized relating to the second contract were $364,000, $272,000 and $11,000 in 2002, 2001 and 2000, respectively. Deferred revenues related to the agreements were $83,000, and $326,000 at December 31, 2002 and 2001, respectively.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1998, the Company entered into a research contract with Roche Bioscience, a division of Syntex (USA) Inc., to provide Knockout Mice Projects. Payments to the Company were based on the achievement of specific milestones. The revenues recognized relating to this contract were $62,000 and $249,000 in 2000 and 1999, respectively. There were no deferred revenues related to this agreement at December 31, 2002 and 2001 and no further work is to be performed under this agreement.

In December 1998, the Company entered into a research contract with Pfizer Inc. to provide Knockout Mice Projects. The total value of the contract is $1,069,000. The payments are based on the completion of each milestone. The revenues recognized relating to this contract were $124,000 and $155,000 in 2001 and 2000, respectively. There was no deferred revenue related to this agreement at December 31, 2002 and 2001 and no further work is to be performed under this agreement.

The Company entered into a research contract with Tularik, Inc. in February 1998 to perform phenotypic analysis on sets of knockout mice and to deliver to Tularik breeding pairs of mice. The total contract has an expected value of $500,000. An initial payment of $250,000 was received. The Company may derive additional revenues from royalties paid by Tularik on a semi-annual basis. Royalties are equal to 1% of the net sales of royalty bearing products until the tenth anniversary of the first commercial sale of the royalty-bearing product, on a country-by-country basis. Additional royalty payments, based on a predetermined amount, will be made by Tularik upon initiation of a major phase of additional studies based on Deltagen-delivered projects. No royalties have been recognized or received as at December 31, 2002. The revenues relating to this contract amount to $8,000, $129,000 and $132,000 in 2002, 2001 and 2000, respectively. Deferred revenues related to this agreement were $7,000 and $8,000 at December 31, 2002 and 2001, respectively.

In December 1999, the Company entered into a research contract with Schering-Plough Research Institute to provide Knockout Mice Projects. The expected value of the contract is $1,000,000. Payments are based upon completion of each milestone. The revenues relating to this contract amount to $78,000, $488,000 and $383,000 in 2002, 2001 and 2000, respectively. Deferred revenues related to this agreement were $51,000 and $129,000 at December 31, 2002 and 2001, respectively.

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

On June 27, 2000, the Company entered into its first DeltaBase subscription agreement with GlaxoSmithKline plc. Under the DeltaBase agreement, GlaxoSmithKline has the right to access DeltaBase information on gene function based upon knockout mouse studies. The DeltaBase agreement also grants GlaxoSmithKline non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive an aggregate of $5,000,000 in subscription licensing fees during each year of the three-year term. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on milestones achieved and on products developed by

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GlaxoSmithKline, if any, using DeltaBase information, materials and related intellectual property. The revenues recognized relating to this agreement were $4,105,000, $3,961,000 and $1,154,000 in 2002, 2001 and 2000, respectively. Deferred revenues related to this agreement were $3,474,000 and $2,410,000 at December 31, 2002 and 2001, respectively.

On December 22, 2000, the Company entered into its second DeltaBase subscription agreement with Pfizer Inc. Under the DeltaBase agreement, Pfizer has the right to access DeltaBase information on gene function based upon knockout mouse studies. The DeltaBase agreement also grants Pfizer non- exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive an aggregate of $15,300,000 in subscription licensing and access fees over the three-year term of the agreement. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on milestones achieved and on products developed by Pfizer Inc., if any, using DeltaBase information, materials and related intellectual property. Revenues recognized relating to this agreement were $4,371,000 and $4,371,000 in 2002 and 2001, respectively. Deferred revenues related to this agreement were $4,907,000 and $5,979,000 at December 31, 2002 and 2001 respectively.

On May 7, 2001, the Company entered into a DeltaBase access agreement with Vertex Pharmaceuticals Incorporated. Under the agreement, Vertex has the right to access DeltaBase information on gene function based upon knockout mouse studies. The agreement also grants Vertex non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company may receive up to an aggregate of $1.9 million in subscription licensing fees over the three-year term of the agreement. In addition, the Company may receive additional licensing fees for access to its intellectual property and additional payments on certain milestones achieved and royalties on products developed by Vertex, if any, using DeltaBase information, materials and related intellectual property. The revenues recognized relating to this agreement were $23,000 and $172,000 in 2002 and 2001, respectively. Deferred revenues related to this agreement were $153,000 and $53,000 at December 31, 2002 and 2001, respectively. In February 2003, we received notice that Vertex was terminating the agreement.

On August 1, 2001, the Company entered into an agreement with Eli Lilly and Company to evaluate, and potentially develop and commercialize therapeutic secreted proteins. Under the terms of the agreement, Lilly provided targets from its secreted protein pipeline for which the Company is evaluating the therapeutic potential of such secreted proteins in mammalian models. Each company may select secreted proteins for commercial development with each company receiving royalties based on sales of therapeutic products. The agreement provides Lilly with certain acquisition, co-promotion, co-marketing and profit sharing options with respect to therapeutic products developed and commercialized by the Company. The agreement also provides the Company with certain co-promotion, co-development and profit sharing opportunities. Revenue was recognized from this agreement was $7,000 in 2002. Deferred revenue relating to this agreement was $98,000 at December 31, 2002. There was no revenue recognized in 2001. There was no deferred revenue at December 31, 2001.

On October 9, 2001, the Company entered into a collaboration agreement with Nuvelo, Inc. to research, develop and commercialize biopharmaceutical products. Under the terms of the agreement, Nuvelo provided the Company with gene sequences encoding secreted proteins and the Company is utilizing its proprietary in vivo mammalian gene knockout technology to discover and validate potential commercially relevant biopharmaceutical drug targets. The Company and Nuvelo will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. The Company and Nuvelo will share the collaboration’s costs; Nuvelo will provide the Company with approximately $10 million in research and development payments over two years. In addition, the Company received $10 million in equity proceeds from the sale of 1,508,978 shares of the Company’s common stock at a price of $6.63 per share, which was the average closing price of the Company’s common stock on the NASDAQ

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

National Market for the ten days prior to the purchase, to George B. Rathmann, Ph.D., chairman of the Board of Directors of Nuvelo. The revenue recognized relating to this agreement was $1,765,000 in 2002. No revenue was recognized from this agreement in 2001. Deferred revenues related to this agreement was $2,510,000 at December 31, 2002. There was no deferred revenue at December 31, 2001.

On February 8, 2002, the Company entered into its third DeltaBase subscription agreement with Merck & Co., Inc. Under the DeltaBase agreement, Merck has the right to access DeltaBase information on gene function based upon knockout mouse studies. The DeltaBase agreement also grants Merck non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive an aggregate of $15,250,000 in subscription licensing and access fees during the term of the agreement. Merck will have non-exclusive access to information related to 750 genes and access to certain of the corresponding DeltaBase intellectual property rights. Revenues recognized related to this agreement were $6,146,000 in 2002. Deferred revenues related to this agreement were $6,145,000 at December 31, 2002. There was no deferred revenue related to this agreement at December 31, 2001.

6.    ACQUISITIONS

Acquisition of Arcaris, Inc.

On July 30, 2001, the Company acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris has developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $8,043,000 consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6,751,000 and 77,281 vested stock options valued at approximately $418,000, direct acquisition costs of approximately $312,000 and 94,095 shares of common stock valued at $112,000 and issued in October 2002 related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting. The Arcaris acquisition added new technology platform to the Company’s existing high-throughput efforts to identify and validate small molecule targets relevant to small molecule drug screening. The information generated through the Arcaris technologies was intended to be utilized to advance the discovery of a new disease targets by defining the role of novel non-traditional targets within intracellular pathways with particular relevance to oncology, viral and infections diseases. Additionally, the Arcaris technologies were intended to be used to facilitate the rapid development of small molecule screens against these identified targets.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Accounts receivable, net	$8
Prepaid expenses and other current assets	81
Property and equipment, net	2,231
Other assets	55
Accounts payable and accrued liabilities	(1,179)

Tangible net assets acquired	1,196
Acquired in-process research and development	907
Completed technology	4,040
Excess of purchase price over net assets acquired	1,900

Total purchase price	$8,043

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amount allocated to completed technology is being amortized over their estimated useful life of three years using the straight-line method. This completed technology was written-off as part of the charge for impairment of intangible assets during 2002 in accordance with SFAS 142 as discussed in Note 10.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as a part of the charge for goodwill impairment during 2002 in accordance with SFAS 142 as discussed in Note 10.

In October 2002, the Company issued 94,095 additional common shares in final settlement of contingent purchase consideration related to the acquisition of Arcaris, Inc.

On October 2, 2002, the Company announced a cost savings and business realignment plan to reduce its cash burn rate. The plan included the consolidation of core activities into the Company’s Redwood City, California and Salt Lake City, Utah facilities as discussed in Note 18.

Acquisition of BMSPRL, L.L.C.

On February 16, 2002, the Company completed the acquisition of BMSPRL, L.L.C. (“BMSPRL”), formerly known as CombiChem, Inc., from Bristol-Myers Squibb Company for 2,647,481 unregistered shares of the Company’s common stock valued at approximately $23,510,000 and incurred acquisition related costs of approximately $465,000. The subsidiary, located in San Diego, California, was renamed Deltagen Research Laboratories, or DRL. The addition of DRL was intended to enable the Company to advance its targets by identifying lead candidate compounds for drug development.

Accordingly, the results of operations of BMSPRL and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from February 16, 2002 through December 31, 2002.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Marketable securities	$3
Prepaid expenses and other current assets	433
Property and equipment, net	12,039
Other assets	191
Accounts payable and accrued liabilities	(1,084)
Notes payable	(639)

Tangible net assets acquired	10,943
Completed technology	5,560
Excess of purchase price over net assets acquired	7,472

Total purchase price	$23,975

BMSPRL had no in-process research and development projects underway at the time of the acquisition.

The amount allocated to completed technology is being amortized over the estimated useful life of three to ten years using the straight-line method. All of this completed technology was written-off as part of the charge for intangible asset impairment during 2002 as discussed in Note 10.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as part of the charge for goodwill impairment during 2002 in accordance with SFAS 142 as discussed in Note 10.

On October 2, 2002, the Company announced a cost savings and business realignment plan to reduce cash burn rate. The plan includes the closing of the San Diego facility that housed the DRL operations. As a result of the realignment plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated as discussed in Note 18.

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

The results of operations of XenoPharm and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from March 14, 2002 through December 31, 2002.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proforma Results

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company, Arcaris, BMSPRL and XenoPharm been a consolidated entity during the periods presented. The summary combines the results of operations as if Arcaris, BMSPRL and XenoPharm had been acquired as of the beginning of the periods presented. The impact of certain acquisition adjustments such as amortization of completed technology and the charge related to the write-off of the acquired in-process research and development and goodwill and intangible asset impairment has been excluded from the periods presented as they arose from the acquisitions.

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
	(unaudited)
Revenues	$17,690	$10,185	$2,227
Net loss	$(92,407)	$(81,998)	$(60,400)
Net loss per common share, basic and diluted	$(2.41)	$(2.48)	$(4.51)

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

At December 31, 2002, future minimum lease payments under the non-cancellable capital lease are as follows (in thousands):

Amount
Year Ending December 31,
2003	$20
2004	8

Total minimum lease payments	28
Less: Amount representing interest	(1)

Present value of future minimum lease payments	27
Less: Current portion	(20)

Total capital lease obligations, less current portion	$7

8.    LOANS PAYABLE

In December 1998, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $1,800,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan. In January 1999 and March 1999, the Company incurred loans of $872,000

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $928,000, respectively, for a total financing of $1,800,000. These loans bear respective interest rates of 10.87% and 11.11% and are required to be repaid in 48 monthly installments, beginning in January 1999 and April 1999, respectively. At December 31, 2002, there is no amount available for future borrowings and $47,000 was outstanding under this agreement.

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

The Company recorded a loan discount related to these warrants of $99,000, of which $29,000, $23,000 and $26,000 have been amortized to interest expense during the years ended December 31, 2002, 2001 and 2000, respectively.

In March 1999, the Company entered into a loan agreement with a financial institution to obtain up to six loans totaling up to $1,500,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan. In June 1999 and November 1999, the Company incurred loans of $919,000 and $581,000, respectively, obtaining a total financing of $1,500,000. These loans bear respective interest rates of 11.25% and 11.89% and are required to be repaid in 48 monthly installments, beginning in July 1999 and November 1999, respectively. At December 31, 2002, there is no amount available for future borrowings and no amount was outstanding under this agreement.

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

The Company recorded a loan discount related to these warrants of $86,000, of which $26,000, $22,000 and $22,000 have been amortized to interest expense during the years ended December 31, 2002, 2001 and 2000, respectively.

In June 2000, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $6,500,000. A corresponding amount of machinery, equipment and other property is pledged as collateral for each loan. During June 2000, the Company incurred loans of $1,262,000 and $1,649,000 for a total financing of $2,911,000. These loans bear respective interest rates of 12.75% and 12.49% and are required to be repaid in 36 and 48 monthly installments, respectively, beginning in July 2000. At December 31, 2002, there is no amount available for future borrowings and $876,000 was outstanding under this agreement.

During June 2001, the Company entered into a loan with a financial institution in the amount of $2,453,000. This loan bears interest at 12.49% and is required to be repaid in 48 monthly installments beginning in July 2001. A corresponding amount of machinery, equipment and other property is pledged as collateral for this loan. At December 31, 2002, there was $1,608,000 outstanding under this agreement.

On February 28, 2002, the Company entered into a loan agreement with a financial institution to obtain one or more loans totaling up to $4,000,000. A corresponding amount of machinery, equipment, and other property is

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pledged as collateral for each loan. On March 1, 2002, the Company received loan proceeds of $2,406,000 and $1,000,000, respectively, under this agreement for a total financing of $3,406,000. The loans bear interest rates of 8.87% and 8.98%, respectively, and are to be repaid in 36 monthly installments beginning in March 2002. On June 21, 2002, the Company received loan proceeds of $593,000 under this agreement. The loan bears interest at 9.04% and is to be repaid in 36 monthly installments beginning in June 2002. At December 31, 2002, there is no amount available for future borrowings and $3,005,000 was outstanding under this agreement.

The loan agreements have restrictive covenants requiring minimum unrestricted cash balances of twelve month cash needs. If unrestricted cash balances fall below the minimum levels, the Company will be required to provide cash deposits of up to $2,316,000. In October 2002, the Company provided letters of credit for $2,316,000 to the lender as additional collateral for these and other equipment loans. The letters of credit required $2,316,000 of cash to be restricted at December 31, 2002. In April 2003, the Company restructured the loan agreement resulting in the restricted cash being applied to the outstanding debt balance.

On June 27, 2002, the Company entered into two new bank agreements. These include a $20,000,000 term loan facility and a one year $5,000,000 accounts receivable facility. The term loan can be drawn down through March 31, 2003 and matures through March 31, 2007. The loan is collateralized by a first position security interest in substantially all of the Company’s assets excluding intellectual property. The Company has certain restrictions on the assignment or transfer of intellectual property during the term of the loan. The Company borrowed $10,000,000 under this facility on June 28, 2002 at a variable interest rate of 6.125%. Interest-only payments will be made through the end of the draw-down period at which time outstanding principal and interest will be due in 48 equal monthly installments. The loan has financial covenants related to earnings and liquidity, including a requirement that the Company maintain unrestricted cash balances, as defined, equal to the greater of two times the principal balance outstanding on the loan or six months of net cash used in operating activities. On October 31, 2002, the Company’s unrestricted cash balances were below the minimum level and the Company provided restricted cash of $10,500,000 as collateral for the term loan facility and the interest rate on the $10,000,000 borrowing was reduced to the prime rate (currently 4.25%). At December 31, 2002, there is no amount available for future borrowings and $10,000,000 was outstanding under this agreement. On March 6, 2003 the Company repaid the loan in full without penalty and the remaining restricted cash was released.

The related loans payable balances at December 31, 2002, are as follows (in thousands):

Amount
Notes payable in monthly installments at interest rates ranging from 8.87% to 12.75% maturing from January to July 2005	$15,536
Less: Current portion	(12,576)

Loans payable, less current portion	$2,960

Future principal payments of loans payable at December 31, 2002, are as follows (in thousands):

Amount
Year Ending December 31,
2003	$12,576
2004	2,248
2005	712

Total	$15,536

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill prior to impairment loss	$9,372	$—	$1,788	$—
Goodwill impairment loss	(9,372)	—	—	—

Carrying amount	—	—	1,788	—
Amortizing:
Acquired completed technology prior to impairment loss	16,616	4,348	4,040	561
Impairment loss on acquired completed technology	(9,600)	(2,497)	—	—

Carrying amount	7,016	1,851	4,040	561

Total	$7,016	$1,851	$5,828	$561

At December 31, 2002 amortization expense was expected to be as follows (in thousands):

Amortization
Year Ending December 31,
2003	$2,339
2004	2,339
2005	487

Total	$5,165

The changes in the carrying value of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$1,788
Goodwill acquired during the year	7,584
Impairment loss during the year	(9,372)

Balance as of December 31, 2002	$—

Amortization expense was $3,787,000 and $561,000 for the years ended December 31, 2002 and 2001 respectively.

10.    IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Due to current operating losses, the absence of positive cash flows, recent significant declines in the Company’s common stock price and uncertainties resulting from the business realignment plan, the Company assessed the recoverability of its intangible assets and long-lived assets related to DRL and Arcaris in accordance with SFAS 144 and tested goodwill for impairment in accordance with SFAS 142 during the year ended December 31, 2002. Based upon our projection of significantly reduced future cash flows related to the

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets and long-lived assets, an impairment loss of $7,103,000 was recognized for completed technology and $12,418,000 for property and equipment in the year ended December 31, 2002. The carrying value of the long-lived assets has been written down to expected fair value. The impairment test under SFAS 142 was based on a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $9,372,000 in the year ended December 31, 2002.

11.    PROPERTY PLANT AND EQUIPMENT FINANCING

In August 2001, the Company’s wholly-owned Deltagen Europe S.A. subsidiary entered into a lease purchase arrangement associated with the construction of a research and development facility in France. Under the terms of the arrangement, the Company paid $1,520,000 for the purchase of land and paid approximately $718,000 in security deposits in conjunction with a ten-year financing arrangement that provides approximately $6,200,000 in funds for construction of a 50,000 square-foot research and development building. The land and security deposits are collateral for the loan. The loans were provided by a consortium of banks and local governmental agencies. The loans bear interest at the average monthly money market rates plus 1.5% during construction. Once construction is completed, approximately $2,700,000 of the loan bears interest at the three- month Euro Interbank Offered Rate, plus 1.5% and approximately $3,500,000 bears interest at 1.5%. Construction of this facility has not begun and in October 2002 the Company cancelled the construction project and the committed financing was withdrawn. The security deposit will be retained by the lenders as a recovery of costs incurred prior to cancellation of the project.

12.    NOTES RECEIVABLE FROM RELATED PARTIES

In April 2001, the Company received promissory notes from certain officers for $150,000 and $110,000, respectively. The promissory notes are collateralized by 58,824 and 43,137 shares of common stock, bear annual interest at 4.94% and are payable in April 2006 or earlier upon employee termination. In February 2003, a certain officer resigned and the related note for $150,000 became due.

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

In July 2000, the Company received a promissory note from an employee for $75,000. The promissory note is collateralized by real estate, bears annual interest at 6.62% and is payable in July 2004. The promissory note and accrued interest was paid in full in August 2002.

In June 2002, the Company received a promissory note from an officer for $630,000. The promissory note is collateralized by real estate, bears interest at 5.0% per annum and is due and payable in June 2007 or earlier upon the termination of employment. On December 18, 2002, the officer’s employment with the Company terminated and the outstanding balance of the note, including accrued interest, was forgiven.

13.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

In February and May 1997, the Company issued 3,428,571 shares of Series A redeemable convertible preferred stock at $0.88 per share for net proceeds of $2,980,000. In February and July 1998, the Company

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.    STOCKHOLDERS’ EQUITY

Stock Split

In July 2000, the Company effected an 8-for-7 forward split of its preferred and common stock. All common stock data and common stock option plan information in these financial statements has been restated to reflect the split.

Common Stock

At December 31, 2002, the Company had reserved sufficient shares of common stock for issuance upon the exercise of stock options and warrants. Common stockholders are entitled to dividends as and when declared by the board of directors subject to prior rights of the preferred stockholders. The holders of each share of common stock are entitled to one vote.

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

Common stock held by certain employees and non-employees is subject to stock purchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the initial issuance price. The Company’s right to repurchase these shares generally lapses at the rate of 25% per year from the date of the agreement. At December 31, 2002 and 2001, 265,000 and 649,450 shares of common stock remain subject to the Company’s right of repurchase, respectively.

Private Placement

In May 2002, the Company completed a private equity financing in which 5,543,822 shares of common stock were sold at $4.57 per share resulting in net proceeds of approximately $25,123,000.

2000 Employee Stock Purchase Plan

In April 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Under the 2000 ESPP, 1,142,857 shares of common stock have been reserved for issuance, subject to increase on the first day of each fiscal year. The 2000 ESPP contains overlapping 24-month offering periods and successive 6-month accumulation periods. The price of stock purchased under the ESPP shall be the lower of 85% of the fair market value of such shares on the last trading day in such accumulation period or 85% of the fair market value

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of such shares on the last trading day before the commencement of the applicable offering period. During 2002 and 2001, 96,184 and 30,792 shares, respectively, were purchased under the 2000 ESPP.

Stock Option Plans

In April 1998, the Company adopted the 1998 Stock Incentive Plan (the “1998 Plan”). The 1998 Plan provides for the granting of stock options and restricted shares to employees and consultants of the Company. Options granted under the 1998 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSOs”) may be granted to Company employees and consultants. At December 31, 2002, the Company has reserved 4,293,462 shares of common stock for issuance under the 1998 Plan.

Options under the Plan may be granted for periods of up to ten years or five years in the case of a 10% stockholder and at prices no less than 85% of the fair market value of a share on the date of grant, provided, however, that the exercise price of an ISO and NSO may not be less than 100% and 85% of the fair market value of a share on the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% shareholder may not be less than 110% of the fair market value of a share on the date of grant, respectively. To date, options granted generally vest over four years.

In April 2001, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the granting of incentive stock options only to employees and non-statutory stock options, restricted shares, stock units or stock appreciation rights (“SARs”) to employees, non-employee directors and consultants.

Under the 2000 Plan, at December 31, 2002 9,120,714 shares of common stock have been authorized for issuance that will terminate no later than 2011. On January 1 of each year the number of shares reserved for issuance may be increased, but limited to a total of 45,714,286 authorized shares.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 Plan and the 2000 Plan is as follows (in thousands, except per share amount):

		Outstanding Options
	Options Available for Grant	Number of Options	Aggregate Price	Weighted Average Exercise Price
Balances, December 31, 1999	405	1,788	$547	$0.31
Additional shares reserved	7,314	—	—	—
Options granted	(2,942)	2,942	30,365	10.32
Options exercised	—	(1,604)	(1,390)	0.87
Options cancelled	69	(69)	(314)	4.54

Balances, December 31, 2000	4,846	3,057	29,208	9.55
Options granted	(4,311)	4,311	35,105	8.14
Options exercised	—	(52)	(164)	3.15
Options cancelled	463	(463)	(10,192)	22.01

Balances, December 31, 2001	998	6,853	53,957	7.87
Additional shares reserved	3,703	—	—	—
Options granted	(4,490)	4,490	26,559	5.92
Options exercised	—	(56)	(102)	1.82
Options cancelled	3,478	(3,478)	(24,741)	7.11

Balance, December 31, 2002	3,689	7,809	$55,673	$7.13

The options outstanding and vested and exercisable by exercise price at December 31, 2002, are as follows (in thousands, except per share data):

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.31 to $ 4.64	2,248	5.4	$1.27	1,090	$0.79
$ 5.00 to $10.88	4,073	6.3	$8.04	1,530	$8.03
$11.06 to $13.00	1,141	4.5	$12.40	617	$12.40
$16.88 to $18.00	347	7.2	$16.96	189	$16.96

	7,809	5.8	$7.13	3,426	$7.01

At December 31, 2001 and 2000, outstanding options to purchase 1,696,000 shares and 503,000 shares of common stock were exercisable and vested at a weighted average exercise price of $6.01 and $0.85 per share, respectively.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.84%	5.06%	6.09%
Expected life (in years)	5	5	5
Expected dividends	—	—	—
Volatility	113.9%	95.3%	75%

The expected life is based on the assumption that stock options on average are exercised one year after they are fully vested. The risk-free interest rate was calculated in accordance with the grant date and the life term of the options.

Based on the above assumptions, the weighted average fair values per share of options granted under the 1998 Plan and 2000 Plan were $4.74, $6.14 and $10.54 for the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of each 2000 ESPP share is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.77%	4.22%
Expected volatility	113.9%	95.3%
Expected life (in years)	0.5	0.5

The weighted average grant date fair value of the 2000 ESPP shares issued during 2002 and 2001 was $1.66 and $2.95 per share, respectively.

Unearned Stock-based Compensation

During 2000 and 1999, the Company issued stock options and restricted shares to certain employees with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded unearned stock-based compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company’s common stock at the date of grant. This unearned stock-based compensation is amortized to expense over the period during which the options vest, generally four years, using the method set out in FIN 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. The Company has recorded unearned stock-based compensation for options and restricted shares granted to employees of $10,415,000 and $10,178,000 for the years ended December 31, 2000 and 1999, of which $1,580,000, $4,056,000, and $9,786,000 have been amortized to expenses during fiscal years 2002, 2001 and 2000.

For stock options and restricted stock granted to non-employees, generally for future services, the fair value of the options, measured using the Black-Scholes option pricing model, is initially recorded as unearned stock-based compensation on the date of grant. As the non-employee fulfills the terms of the option grants relating to continued service to the Company, the Company revalues the remaining unvested options, with the change in fair

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value from period to period represented as additional unearned stock–based compensation. As a result, the stock- based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. The unearned stock-based compensation is amortized to expense over the period during which services are performed, generally four years, using the method set out in FIN 28. Amortization of unearned stock-based compensation for options granted to non-employees was $1,086,000 for the year ended December 31, 2000. During the years ended December 31, 2002 and 2001, the Company reversed $191,000 and $152,000 of previously recognized unearned stock-based compensation related to unvested stock options due to changes in the fair market value of the Company’s common stock.

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

15.    EMPLOYEE BENEFIT PLAN

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

16.    RELATED PARTIES

In connection with the research and development contract with Tularik, described in Note 5, Tularik purchased 489,797 shares of Series B redeemable convertible preferred stock at a price of $1.53 per share in February 1998. Upon the closing of the Company’s initial public offering the 489,797 shares of Series B redeemable convertible preferred stock converted into 489,797 shares of common stock. There were no outstanding receivables relating to this agreement at December 31, 2002 and 2001.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    INCOME TAXES

The components of the net deferred tax assets as of December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$57,882	$31,555
Research and experimental credits	8,699	5,598
Capitalized research and development	2,037	—
Cumulative temporary differences	14,194	6,944

Total	82,812	44,097
Deferred tax liabilities:
Depreciation and amortization	—	153

Net deferred tax assets	82,812	43,944
Valuation allowance	(82,812)	(43,944)

Total	$—	$—

The Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

At December 31, 2002, the Company has federal and California net operating loss carryforwards of approximately $150,409,000 and $115,568,000 available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2015, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state law.

At December 31, 2002, the Company has federal and California tax credit carryforwards of approximately $4,899,000 and $5,757,000, respectively. The federal tax credit carryforwards begin to expire in 2018, if not utilized. The California tax credit carryforwards begin to expire in 2008. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

18.    BUSINESS REALIGNMENT

On October 2, 2002, the Company announced a business realignment and plan to reduce expenses. The Company’s business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to the biopharmaceutical industry and will serve to complement the Company’s production and licensing of its DeltaBase product. The Company also expects to continue to pursue its internal drug discovery and development in secreted proteins through its current and potential future collaborations.

As part of this realignment, the Company reduced its staff by approximately 130 employees. The plan included the closing of its San Diego operations acquired in the acquisition of BMSPRL, L.L.C., as discussed in Note 6, the planned exit from its operations in Europe and the planned consolidation of core activities into the Company’s Redwood City, CA and Salt Lake City, UT facilities.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these actions, the Company recorded a charge in 2002 for the impairment of intangible assets related to activities that will no longer be pursued or that will be scaled back and for the impairment of fixed assets including leasehold improvements and equipment (Note 10). The Company also recorded a charge in 2002 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in San Diego, California (BMSPRL, L.L.C. acquisition), Salt Lake City, Utah (Arcaris, Inc. acquisition in 2001) and Europe.

The following table sets forth certain details associated with the business realignment charges (in thousands of dollars):

	Restructuring Charges	Cash (Payments) Receipts	Non-Cash Transactions	Accrual at December 31, 2002
Retention bonuses, severance, and executive compensation	$4,333	$(2,781)	$—	$1,552
Legal, accounting and consulting fees	493	(314)	(102)	77
Loss on disposal of corporate assets	874	(748)	—	126
Other	2,205	(231)	(875)	1,099

	$7,905	$(4,074)	$(977)	$2,854

It is anticipated that a majority of the remaining accrual will be paid during fiscal year 2003.

19.    SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer’s location.

Following is a summary of geographic information related to customers (in thousands):

	Revenue			Long-lived Assets
	2002	2001	2000	2002	2001	2000
United States	$13,684	$5,870	$905	$39,574	$20,283	$8,635
Europe	4,006	4,040	1,175	1,049	1,656	—

Total	$17,690	$9,910	$2,080	$40,623	$21,939	$8,635

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected quarterly financial data for 2002 and 2001 is summarized as follows (in thousands, except per share data):

	2002 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenue	$2,615	$5,919	$4,409	$4,747
Loss from operations	$(19,011)	$(19,442)	$(48,521)	$(20,881)
Net loss attributable to common stockholders	$(18,748)	$(19,222)	$(48,160)	$(21,038)
Net loss per common share, basic and diluted	$(0.57)	$(0.52)	$(1.19)	$(0.52)
Weighted average number of shares	32,877	37,117	40,517	40,667

	2001 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenue	$2,451	$2,735	$2,265	$2,459
Loss from operations	$(8,643)	$(12,961)	$(15,287)	$(15,270)
Net loss attributable to common stockholders	$(7,072)	$(11,859)	$(14,634)	$(14,892)
Net loss per common share, basic and diluted	$(0.25)	$(0.41)	$(0.50)	$(0.48)
Weighted average number of shares	28,601	28,835	29,504	31,078

21.    SUBSEQUENT EVENTS

Business Realignment

On January 6, 2003, the Company announced a realignment of its business strategy and a cost reduction plan. The Company’s business strategy will focus on providing drug discovery tools and services to the biopharmaceutical industry utilizing the Company’s proprietary in vivo mammalian transgenic technologies. The Company has decided to terminate its internal small molecule drug discovery and development programs.

As part of this realignment, the Company reduced its staff to approximately 200 employees. The plan included the closing of its Strasbourg, France operations and its Salt Lake City operations acquired in the acquisition of Arcaris, Inc., as discussed in Note 6, and the planned consolidation of core activities into the Company’s Redwood City, California facility.

As a result of these actions, the Company recorded a charge in 2002 for the impairment of goodwill and intangible assets related to activities that will no longer be pursued and for the impairment of fixed assets including leasehold improvements and equipment. The Company will record a charge in the first quarter of 2003 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in Strasbourg, France, Salt Lake City, Utah (Arcaris acquisition in 2001) and excess facilities in Alameda and Menlo Park, California.

In April 2003, the Company announced a further 50 employee reduction in staff to approximately 150 employees. The Company will record a charge in the second quarter of 2003 for severance and other employee related costs.

Notes Receivable from Related Parties

In January 2003, an amount equal to $41,000, including accrued interest, of the outstanding balance of a promissory note for $50,000 from an officer was forgiven. The remaining balance of the note and the remaining accrued interest was paid in full.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, an amount equal to $43,000, including accrued interest, of the outstanding balance of a promissory note for $50,000 from an officer was forgiven. The remaining balance of the note and accrued the remaining interest was paid in full.

Notes Receivable from Stockholders

In January 2003, a promissory note from an officer in the amount of $537,000 was settled in exchange for cash, the cancellation of options and the repurchase of stock.

In February 2003, a promissory note from an officer in the amount of $268,000 was settled in exchange for cash, the cancellation of options and the repurchase of stock.

License Agreement

In February 2003, the Company granted a royalty-free, fully paid, worldwide, non-exclusive, non-transferable, non-sublicenseable, internal license to Bristol-Meyers Squibb Company for certain patent rights in exchange for 1,800,000 shares of Deltagen, Inc. common stock.

Loans Payable

In March 2003, the Company repaid in full, without penalty, the outstanding balance of $10,000,000 under its term loan facility. As a result of this payment, the Company is no longer required to maintain restricted cash balances of $10,500,000 as security for the loan facility.

In March 2003, the Company reached an agreement with a financial institution to restructure its existing loan agreements. The existing loan agreements had outstanding balances at March 15, 2002 of $5,048,000 and were payable in monthly installments at interest rates ranging from 8.87% to 12.75% with maturities to July 2005. Under the terms of the restructuring, the Company forfeited letters of credit totaling $2,316,000 to the lender in partial payment of the loans and entered into a new loan for the remaining balance of $2,732,000. The new loan will bear an interest rate of 10.50% and is required to be repaid in 18 monthly installments, beginning in April 2003. The loan is collateralized by a first position security interest in certain fixed assets and a second position security interest in substantially all of the Company’s other assets.

Future principal payments of loans payable are as follows (in thousands):

Amount
Year Ending December 31,
2003	$1,325
2004	1,407

Total	$2,732

Facility Leases

In March and April 2003 the Company entered into agreements with landlords or guarantors of several excess facilities in San Diego, CA; Menlo Park, CA; Alameda, CA; and Redwood City, CA to terminate remaining lease obligations. Certain of the terminations are contingent on the Company closing the Series A Preferred Stock financing described below. These agreements require the Company to forfeit lease deposits or restricted cash underlying letters of credit totaling $2,534,000 in 2003, make lease termination payments totaling

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2,290,000 in 2003 and $200,000 in 2004 and issue warrants to purchase 1,150,000 shares of the Company’s Series A Preferred Stock plus additional warrants equal to 0.05 warrants per dollar for each dollar of Series A preferred stock issued in excess of $10 million.

In addition, in April 2003 the Company entered into a forbearance agreement related to the lease of its principal operating and administrative facility in Redwood City, CA. This agreement provides for lease rent and certain facility operating expense to be paid from the Company’s $1.5 million cash security deposit or $500,000 restricted cash related to letters of credit in 2003. Lease rent is also reduced by approximately 25% during the forbearance period. The agreement has certain default criteria that if breeched would cause the lease rent to revert to prior levels retroactively.

Bridge Loan and Commitment for Equity Financing

In April 2003, the Company secured a minimum commitment for $10 million in equity capital from existing institutional investors to purchase Series A Preferred Stock in a transaction referred to here in as a private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, Deltagen’s stockholders will be asked to approve a number of other matters including a reverse stock split.

Under the terms of the private placement, the investors have agreed to purchase $10 million of Series A Preferred Stock. The preferred stock is convertible into common stock on a 1:1 basis. The preferred stock will be issued at a 25% discount to the five-day average closing common stock price for the period ending three days prior to closing. The preferred stock bears no dividend, has a liquidation preference right equal to the amount invested in the preferred stock and standard anti-dilution protections. The terms of the preferred stock agreement include the right to appoint designees to a total of three seats on the Company’s Board of Directors.

The Company also obtained a secured bridge loan commitment from the same investors of $5 million. This facility can be increased to $6 million upon the occurrence of certain events and milestones and is collateralized by all of the Company’s assets not pledged to the equipment loans. The loan bears interest at 10% per annum. The principal and interest on the bridge loan will be repaid upon the earlier of the closing of the private placement with a portion of the proceeds thereof or August 31, 2003.

In connection with the private placement, the Company has agreed to use reasonable best efforts, as soon as reasonably practicable after the closing of the private placement, to offer stockholders of record as of the last business day prior to the closing of the private placement (other than the investors in such financing) non-transferable rights to purchase newly issued preferred stock at the same purchase price paid by the investors. The amount of preferred shares so offered to each stockholder would be sufficient to allow each such stockholder to maintain the percentage ownership interest in the Company held by each such stockholder as of the last business day prior to the closing of the private placement.

DELTAGEN, INC.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.     Directors and Executive Officers of the Registrant

Some of the information required by this item will be incorporated by reference from Deltagen’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above regarding the executive officers.

Item 11.     Executive Compensation

The information required by this item will be incorporated by reference from Deltagen’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from Deltagen’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders.”

Item 13.     Certain Relationships and Related Transactions

The information required by this item will be incorporated by reference from Deltagen’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation,” “Indemnification Agreements” and “Management Indebtedness.”

Indemnification Agreements

Our restated certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers.

Item 14.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedure.    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(3)    Exhibits:

See attached Exhibit Index.

(b)    The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2002:

A report on Form 8-K related to a cost reduction plan was filed on October 4, 2002.

A report on Form 8-K related to the third quarter earnings was filed on November 14, 2002.

A report on Form 8-K related to the creation of the “Office of the Chairman” and the election of Constantine Anagnostopoulos, Ph.D., to Chairman of the Board of Directors was filed on November 22, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ JOSEPH M. LIMBER
Joseph M. Limber Interim Chief Executive Officer

Date: April 15, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS JOSEPH LIMBER AND ROBERT DRISCOLL, AND EACH OF THEM, AS HIS ATTORNEY-IN-FACT, WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING OUR SIGNATURES AS THEY MAY BE SIGNED BY OUR SAID ATTORNEY TO ANY AND ALL AMENDMENTS TO SAID REPORT ON FORM 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ JOSEPH M. LIMBER Joseph M. Limber	Interim Chief Executive Officer (Principal Executive Officer)	April 15, 2003

/s/ RICHARD H. HAWKINS Richard H. Hawkins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2003

/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Chairman, Board of Directors	April 15, 2003

/s/ PHILIPPE O. CHAMBON Philippe O. Chambon	Director	April 15, 2003

/s/ THOMAS A. PENN Thomas A. Penn	Director	April 15, 2003

/s/ F. NOEL PERRY F. Noel Perry	Director	April 15, 2003

/s/ WILLIAM A. SCOTT William A. Scott	Director	April 15, 2003

/s/ DAVID W. BEIER David W. Beier	Director	April 15, 2003

CERTIFICATIONS

I, Joseph Limber, certify that:

1.	I have reviewed this annual report on Form 10-K of Deltagen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ JOSEPH M. LIMBER
Joseph M. Limber Interim Chief Executive Officer (Principal Executive Officer)

I, Richard H. Hawkins, certify that:

1.	I have reviewed this annual report on Form 10-K of Deltagen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ RICHARD H. HAWKINS
Richard H. Hawkins Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit No.	Exhibit
2.1*	Purchase Agreement with Bristol-Myers Squibb Company dated February 8, 2002(1)

2.2*	Amendment to Purchase Agreement with Bristol-Myers Squibb Company dated February 14, 2002(1)

2.3†*	Agreement and Plan of Merger and Reorganization with Arcaris, Inc. dated July 24, 2001(2)

2.4†*	Agreement and Plan of Merger and Reorganization with XenoPharm, Inc. dated January 15, 2002(8)

3(i).1	Restated Certificate of Incorporation(8)

3(ii).1	Bylaws of the Registrant(4)

4.1	Specimen Common Stock Certificate(4)

4.2	Investors’ Rights Agreement dated May 27, 1999(4)

4.3	Investors’ Rights Agreement dated January 21, 2000(4)

4.4	Common Stock Purchase Agreement with Rathmann Family Trust dated October 10, 2001(8)

4.5	Registration Rights Agreement dated February 16, 2002(5)

4.6	Common Stock Purchase Agreement dated May 15, 2002(10)

4.7*	Stock Purchase Agreement dated April 2, 2003 (12)

4.8	Warrant to be issued to Woodside Technology Center, LLC

4.9	Warrant to be issued to AMB Property, L.P.

4.10	Warrant to be issued to Willow Park

10.1.1	1998 Stock Incentive Plan(4)

10.1.2	Form of Option Agreement under 1998 Stock Incentive Plan(4)

10.2.1	2000 Stock Incentive Plan(4)

10.2.2	Form of Incentive Option Agreement under 2000 Stock Incentive Plan(4)

10.2.3	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan(4)

10.3	2000 Employee Stock Purchase Plan(4)

10.4†	Agreement with University of Edinburgh(4)

10.5.1	Lease Agreement for 1031 Bing Street, San Carlos, California(4)

10.5.2	Addendum to Lease Agreement(4)

10.5.3	First Amendment to Lease Agreement(4)

10.6	Lease Agreement for 1003 Hamilton Avenue, Menlo Park, California(4)

10.7	Form of Indemnification Agreement(4)

10.8	Agreement with William Matthews, Ph.D.(4)

10.9	Agreement with Mark W. Moore, Ph.D.(4)

10.10	Agreement with Augustine G. Yee, Esq.(4)

10.11	Agreement with Terry Coley, Ph.D.(4)

10.12	Series B Preferred Stock Warrant issued to Silicon Valley Bank(4)

10.13	Series B Preferred Stock Warrant issued to LMSI(4)

10.14	Agreement with IGBMC(4)

10.15	Promissory Note between Deltagen and William Matthews, Ph.D.(4)

10.16	Promissory Note between Deltagen and Mark W. Moore, Ph.D.(4)

10.17†	Agreement with Roche Biosciences, Inc. dated October 2, 1998(4)

10.18†	Agreement with Pfizer, Inc. dated December 22, 1998(4)

10.19†	Agreement with Schering-Plough dated December 16, 1999(4)

10.20†	Agreement with Merck dated December 21, 1999(4)

Exhibit No.	Exhibit
10.21†	Agreement with Glaxo dated June 27, 2000(4)

10.22†	Collaboration Agreement with Glaxo dated June 27, 2000(4)

10.23†	Agreement with Affymetrix, Inc. dated July 12, 2000(4)

10.24	Series C Preferred Stock Warrant issued to IGBMC(4)

10.25	Lease Agreements for 1210 and 1255 Hamilton Court, Menlo Park, California(6)

10.25.1*	Lease Termination Agreement dated March 27, 2003

10.25.2	First Amendment to Lease Termination Agreement dated April 1, 2003

10.25.3	Second Amendment to Lease Termination Agreement dated April 2, 2003

10.26†	Agreement with Pfizer, Inc. dated July 1, 2000(6)

10.27	Agreement with John E. Burke(6)

10.28	Agreement with Richard Hawkins(6)

10.29	Agreement with Brian Crowley(6)

10.30	Lease Agreement for 740 Bay Road, Redwood City, California(7)

10.30.1*	Option Agreement dated March , 2003

10.31.1	Sublease Agreement for 700 Bay Road, Redwood City, California(7)

10.31.2	Consent to Sublease Agreement for 700 Bay Road, Redwood City, California(7)

10.31.3	Conditional Forbearance Agreement dated April 1, 2003

10.32†	Agreement with Hyseq, Inc. dated October 9, 2001(9)

10.33	Lease Purchase Agreement dated August 29, 2001(8)

10.34	Loan Agreement dated August 29, 2001(8)

10.35	Guarantor Agreement dated August 29, 2001(8)

10.36†	Research Subscription Agreement with Merck & Co., Inc. dated February 8, 2002(8)

10.37	Promissory Note between Deltagen and Augustine Yee dated April 16, 2001(8)

10.38	Promissory Note between Deltagen and Terry Coley dated April 16, 2001(8)

10.39	Lease Agreement for 4570 Executive Drive, San Diego, California(8)

10.39.1*	Agreement with Bristol-Myers Squibb dated February 28, 2003

10.39.2	Lease Assignment and Assumption Agreement dated March 1, 2003

10.40	Agreement with Peter L. Myers(8)

10.41	Amendment to Employment Agreement with William Matthews dated June 26, 2002(10)

10.42	Agreement with Michael Sember dated July 30, 2002(10)

10.43	Promissory Note from Michael Sember dated June 24, 2002(10)

10.44	Loan Agreement with Michael Sember dated June 24, 2002(10)

10.45	Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002(10)

10.46	Non-recourse Receivables Purchase Agreement dated July 1, 2002(10)

10.47	Change of Control Severance Pay Plan for Officers adopted June 26, 2002(10)

10.48	Amendment of Employment Agreement with Michael Sember(11)

10.49	Loan Modification Agreement to Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002(11)

10.50	Second Amended and Restated Employment Agreement with Richard H. Hawkins dated February 13, 2003

10.51*	Agreement with Mark Moore dated February 14, 2003

Exhibit No.	Exhibit

10.52	Consulting Agreement with William Matthews dated January 2003

10.53*	Transition Agreement and Release with William Matthews dated January 20, 2003

10.54	Separation Agreement and Release with Michael Sember dated January 17, 2003

10.55*	Secured Note Purchase Agreement dated April 2, 2003 (13)

10.56	Voting Agreement dated April 2, 2003 (14)

10.57*	Security Agreement dated April 2, 2003 (15)

10.58	Form of Secured Promissory Note dated April 2, 2003 (16)

10.59	Agreement with Joseph M. Limber dated April 2, 2003 (17)

10.60	Separation Agreement with Augustine G. Yee dated February 26, 2003

10.61	Agreement with Augustine G. Yee dated January 6, 2003

10.62	Master Security Agreement with General Electric Capital Corporation dated June 15, 2000

10.62.1	Amendment to Master Security Agreement with General Electric Capital Corporation dated June 15, 2000

10.62.2	Additional Collateral Rider to Master Security Agreement with General Electric Capital Corporation dated April 2003

10.63*	Sublease dated June 15, 2001

10.63.1	Amendment to Sublease date June 15, 2001

10.63.2	Sublease Termination Agreement dated March 31, 2003

21	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1	Power of Attorney. See page .

99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.
(2)	Incorporated by reference to Exhibit 10.32 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 9, 2001.
(3)	Incorporated by reference to Exhibit 3.(ii).2 filed with Registrant’s Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.
(4)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.
(5)	Incorporated by reference to Exhibit 2.3 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.
(6)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on April 2, 2001.
(7)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 9, 2001.
(8)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on March 29, 2002.
(9)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Amended Annual Report on Form 10-K (File No. 000-31147) filed on August 9, 2002.

(10)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 13, 2002.
(11)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on November 14, 2002.
†	Confidential treatment has been requested with respect to portions of these agreements.
*	The schedules and exhibits to these agreements, as set forth in the respective Table of Contents thereto (if any), have not been filed herewith, pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

(12)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(13)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(14)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(15)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(16)	Incorporated by reference to Exhibit 10.4 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(17)	Incorporated by reference to Exhibit 10.5 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.