Form 10-K/A
period 2002-12-31
DELTAGEN INC
filed 2003-04-30
CIK 1034072

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to $2.45, the closing price of Deltagen common stock as reported on the NASDAQ National Market on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49,838,000. Shares of common stock held by each officer and director and by each person who owned 5% or more of the registrant’s outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 31, 2003, the number of shares outstanding of registrant’s Common Stock was 39,144,337.

DELTAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2002

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A revises Items 1, 3, 7, 8, 10, 11, 12, 13 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on April 15, 2003 (the “Original Filing”) and includes information that we had intended to incorporate by reference in a definitive proxy statement in Items 10, 11, 12, 13 and 16. We were notified by the Securities and Exchange Commission on April 17, 2003 that our preliminary proxy materials filed on April 16, 2003 were under review and we will therefore not be able to file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2002. In addition, we include clarification in and correction of typographical or mathematical errors in Items 1, 7, and 8 of the Original Filing, including revising the unaudited proforma results. We also update Item 1 to include certain changes in our management team and Items 1, 3 and 8 to include recent developments with respect to a dispute subsequent to the date of the Original Filing.

Except with respect to information concerning the management changes and the dispute, this report continues to speak as of the date of the Original Filing and we have not updated this disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

Our Strategy

Over the past six months we have undertaken significant cost reduction actions. These actions will reduce the number of employees from a peak of approximately 450 in 2002 to approximately 150 by April 2003 and reduce the number of facilities from ten in 2002 to two facilities by April 2003 with the announced intention of having a single facility by mid 2003. The remaining facility will be 132,000 square feet and includes state-of-the- art animal vivarium and laboratory space as well as housing our sales and administrative personnel. At the same time we have discontinued our internal drug discovery efforts and have refocused our strategies and operations on providing drug discovery services to the biopharmaceutical industry utilizing our proprietary core mammalian in vivo transgenic technologies.

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

Closure of Arcaris, Inc.

On July 30, 2001, we acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris had developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $8,043,000 consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6,751,000 and 77,329 vested stock options valued at approximately $418,000 and direct acquisition costs of approximately $312,000. In October 2002, we issued an additional 94,095 shares of common stock valued at $112,000 related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting. The subsidiary was renamed Deltagen Proteomics, Inc.

On January 6, 2002 we announced a cost savings and business restructuring plan to reduce our cash expenditures. As part of this restructuring plan, we closed the Salt Lake City facility that housed the Deltagen Proteomics, Inc. operations. As a result of the restructuring plan, substantially all Deltagen Proteomics, Inc. activities and capabilities have ceased or been eliminated.

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

On October 2, 2002 we announced a cost savings and business restructuring plan to reduce our cash burn rate. As part of this restructuring plan, we closed the San Diego facility that housed the DRL operations. As a result of the restructuring plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated.

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

On April 28, 2003, we received from Lexicon a letter which Lexicon claims serves as notice of termination of the sublicense agreement under which we obtained a commercial license to the ‘215 patent and the Capecchi patents. In this letter, Lexicon specified two grounds that allegedly entitles Lexicon to terminate the sublicense agreement: (1) our purported material breach of the DeltaBase agreement, under which Lexicon obtained a commercial license to our DeltaBase product; and (2) our purported insolvency. On April 29, 2003, we received from Lexicon a letter which Lexicon claims serves as notice under the DeltaBase agreement of: (1) Lexicon’s alleged entitlement to damages in the amount of $25 million, plus attorneys’ fees and costs, for our purported material breach of the DeltaBase agreement; and (2) alleged noncompliance with the content criteria in the DeltaBase agreement. We note that these letters from Lexicon follow shortly after our press release on April 4, 2003, in which we announced our receipt of a bridge loan and our efforts to obtain an equity financing. We believe that Lexicon’s claims and allegations are without merit, and intend to promptly address these claims according to the dispute resolution procedures provided by the settlement and other agreements between Lexicon and Deltagen.

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

Regulation of Genetically Modified Organisms

Since we are in the business of developing animals containing changes in their genetic make-up, we may become subject to a variety of laws, guidelines, regulations and treaties specifically directed at genetically modified organisms, or GMOs. The area of environmental releases of GMOs is rapidly evolving and is currently subject to intense regulatory scrutiny, particularly internationally. Current laws, guidelines and other requirements typically include confinement requirements for preventing the spread of GMOs into the environment. Examples of these guidelines in the U.S. include the National Institutes’ of Health “Guidelines for Research Involving Recombinant DNA Molecules” and the USDA’s “Guidelines for Research Involving the Planned Introduction into the Environment of Genetically Modified Organisms.” Although these guidelines typically apply only to federally-funded activities, if we were to become subject to similar laws in the future, we could incur compliance costs.

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

Executive Officers of Registrant

Joseph M. Limber, age 51, has served as our Interim Chief Executive Officer since April 2, 2003. Mr. Limber will assume the position of President and Chief Executive Officer and will join the board of directors contemporaneously with the closing of our preferred stock private placement announced on April 4, 2003. Prior to joining us, Mr. Limber was President and Chief Executive Officer of ACLARA BioSciences, Inc., from 1998 to 2002. Prior to that time, he served as President and Chief Operating Officer of Praecis Pharmaceuticals, Inc. from 1996 to 1998. He was with Sequus Pharmaceutical as Executive Vice President and Vice President, Marketing and Sales from 1993 to 1996. He was with Syntex International, Inc. as International Marketing Director and Group Product Director from 1987 to 1992, and with Ciba-Geigy Corporation in various commercial positions including sales management and marketing from 1975 to 1987. Mr. Limber received his B.A. in Liberal Arts from Duquesne University. He is currently a member of the board of directors of ACLARA BioSciences, Inc. and VITEX.

Mark W. Moore, Ph.D., age 44, a co-founder of our company, has served as our Chief Scientific Officer and Treasurer since February 1997. Prior to founding our company, Dr. Moore worked from August 1991 to January 1997 at Genentech, Inc. where he established and directed Genentech’s gene knockout program in mice. Dr. Moore was a Leukemia Society of America post-doctoral fellow in molecular and cellular immunology in the laboratory of Dr. Michael Bevan at Scripps Clinic. Following his post-doctoral work, Dr. Moore served on the faculty of the Norris Cancer Center at the University of Southern California. Dr. Moore received his A.B. in biochemistry from Princeton University and his Ph.D. in biology from Brandeis University.

John Varian, age 43, has served as our Interim Chief Financial Officer since April 18, 2002. Mr. Varian will assume the position of Chief Financial Officer contemporaneously with the closing of our preferred stock private placement. Prior to joining us, Mr. Varian was chief financial officer of Genset S.A., a Paris-based genomics company, from 2000 through 2002. Prior to joining Genset, Mr. Varian was senior vice president of finance and administration at Elan Pharmaceuticals. He was appointed to that position in 1998 when Elan Corp. acquired Neurex, Inc., where he had served as chief financial officer since 1997. Mr. Varian holds a BBA degree from Western Michigan University.

Robert J. Driscoll, J.D., Ph.D., age 37, currently serves as our Secretary and Vice President of Intellectual Property and Legal Affairs, having previously served from 2001 to 2003 as our Associate General Counsel and Senior Director of Intellectual Property and from 1999 to 2001 as our Technology Counsel. Prior to joining us, Dr. Driscoll was a patent and intellectual property attorney with the law firm of Pillsbury Madison & Sutro LLP, where he represented clients in the biotechnology, chemistry and pharmaceutical industries. From 1993 through 1996, Dr. Driscoll was a law clerk and scientific consultant with the law firm of Lyon & Lyon LLP. Dr. Driscoll received his J.D. from Loyola Law School, his Ph.D. in chemistry from the California Institute of Technology and his B.Sc. in chemistry from the State University of New York at Purchase. Dr. Driscoll is a registered patent attorney, admitted to practice before the United States Patent & Trademark Office, and is a member of the California state bar.

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

Our expenditures increased in 2002 due in part to:

•	our acquisitions of Arcaris, Inc. and BMSPRL, L.L.C.;

•	an impairment of our goodwill and certain long-lived assets;

•	restructuring charges associated with workforce reductions and facility closures; and

•	continued investment in the research and development of our new and existing products and our technology, including increased investment for the development, implementation and support of our gene function database, our standard and conditional knockout programs, our secreted protein programs and identification of lead candidate compounds for drug development.

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

Consummation of the private placement will have a highly dilutive effect on our current stockholders. The number of shares issued pursuant to the private placement will increase substantially the number of shares of our capital stock currently outstanding and thereby the percentage ownership of our current stockholders will significantly decline as a result of the private placement. Further, the conversion of the preferred stock issued in the private placement would increase substantially the number of shares of our common stock currently outstanding. The percentage represented by the shares issued in the private placement could be higher or lower depending on the per share purchase price to be determined just prior to the closing. By way of example, based on the currently committed amount of $10 million plus certain shares to be issued to Charles Rivers Laboratories, a per share purchase price of $0.20 would mean a percentage ownership of 57%, whereas a per share purchase price of $0.40 would mean a percentage ownership of 40%. In addition, the committed amount could increase, which would increase the percentage ownership associated with the newly issued shares. If the per share purchase price was $0.20, a committed amount of $15 million would mean a percentage ownership of 66%, and a committed amount of $25 million would mean a percentage ownership of 76%. For purposes of example only, based on a committed amount of $10 million and a per share purchase price of $0.20, a stockholder who owned approximately 10% of our outstanding stock prior to the private placement, would own approximately 4.3% of our outstanding stock immediately after consummation of the private placement.

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

We have recently implemented business restructurings and several staff reductions, and may need to do so again in order to further reduce burn rate and operating expenses.

In October 2002, we instituted a cost savings and business restructuring plan to reduce our cash burn rate in response to market conditions. As part of the restructuring, we reduced our staff by approximately 130 employees, a reduction of about 30%. The plan also included the closing of facilities, including our DRL site in San Diego, California, and the consolidation of certain core activities into our Redwood City, California and Salt Lake City, Utah facilities. In January 2003, we decided to close additional operations and facilities including Salt Lake City, Utah and Deltagen Europe and reduce our staff to approximately 200 employees. A further workforce reduction to 150 employees was announced in April 2003. The benefit of implementing this plan is expected to be realized over the first half of 2003. As a result of these actions, we recorded charges in 2002 for the impairment of goodwill and intangible assets related to activities that will no longer be pursued or that will be scaled back, for the impairment of fixed assets including leasehold improvements and equipment and restructuring charges for severance and other employee related costs, costs associated with lease obligations and other costs. We expect to record further charges for impairment of fixed assets, restructuring charges for severance and other employee related costs, costs associated with lease obligations and other costs in the first and second quarters of 2003.

Due to the uncertainties in predicting our future revenues and our ability to obtain additional financing, we may need to consider and implement another business restructuring, which may also comprise staff reductions in order to further reduce our cash burn rate and to maintain viability.

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

In response to market conditions, our cash position, and the cost and challenges associated with multiple facilities and a rapidly growing workforce and operational scope, we announced in October 2002, that we were implementing a cost savings and business restructuring plan to reduce our cash burn rate. As part of the realignment, we reduced our staff by approximately 130 employees, a reduction of about 30%. The plan also included the closing of facilities, including our DRL site in San Diego, California, and the consolidation of certain core activities into our Redwood City, California and Salt Lake City, Utah facilities. In January 2003, we decided to close additional facilities, including our Deltagen Europe, S.A. site in Strasbourg, France and Deltagen Proteomics site in Salt Lake City, Utah. We reduced our staff to approximately 200 employees. Subsequently we further consolidated our facilities to one site in Redwood City, California and one site in San Carlos, California. In April 2003 we announced further staff reductions that are expected to bring our head count to 150 employees.

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

We currently have only four DeltaBase customers (including Lexicon, which does not involve the receipt of any subscription fees) and two customers for a subset of DeltaBase. Because of our reliance on revenue generated under our DeltaBase agreements, we will likely not succeed unless we can attract more DeltaBase customers. In addition, we cannot be sure of the terms under which we may enter into future agreements, such as fees payable to us or the term of the agreements, if any, or whether existing customers will continue as customers once their DeltaBase agreements end. Also, if our database is not acceptable to our prospective customers, it may not generate revenues and our business and financial condition will be materially harmed.

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

On April 28, 2003, we received from Lexicon a letter which Lexicon claims serves as notice of termination of the sublicense agreement under which we obtained a commercial license to the ‘215 patent and the Capecchi patents. In this letter, Lexicon specified two grounds that allegedly entitles Lexicon to terminate the sublicense agreement: (1) our purported material breach of the DeltaBase agreement, under which Lexicon obtained a commercial license to our DeltaBase product; and (2) our purported insolvency. On April 29, 2003, we received from Lexicon a letter which Lexicon claims serves as notice under the DeltaBase agreement of: (1) Lexicon’s alleged entitlement to damages in the amount of $25 million, plus attorneys’ fees and costs, for our purported material breach of the DeltaBase agreement; and (2) alleged noncompliance with the content criteria in the DeltaBase agreement. We note that these letters from Lexicon follow shortly after our press release on April 4, 2003, in which we announced our receipt of a bridge loan and our efforts to obtain an equity financing. We believe that Lexicon’s claims and allegations are without merit, and intend to promptly address these claims according to the dispute resolution procedures provided by the settlement and other agreements between Lexicon and Deltagen.

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

We may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management’s attention and resources, which in turn could harm our business, financial position, and financial results and cash flows.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, income taxes, impairment of long-lived assets, goodwill and intangible assets and restructuring liabilities. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

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

We currently have three active restructuring plans—one initiated in the fourth quarter of fiscal 2002 and the others initiated in the first and second quarters of fiscal 2003 after it became clear that actions taken in the previous year would not be sufficient to turn the company profitable. The plans were designed to reduce costs and expenses in order to return the company to profitability.

The current accounting requirements for restructuring costs requires us to record charges when we have incurred a liability. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

On January 6, 2003, we announced a cost savings and business restructuring plan to reduce our cash expenditures. As part of this restructuring plan, we closed the Salt Lake City facility that housed the Deltagen Proteomics, Inc. operations. As a result of the realignment plan, substantially all Deltagen Proteomics, Inc. activities and capabilities have ceased or been eliminated.

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

On October 2, 2002, we announced a cost savings and business restructuring plan to reduce our cash burn rate. As part of this restructuring plan, we closed the San Diego facility that housed the DRL operations. As a result of the restructuring plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated.

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
Research and development:
Before non-cash charges	$61,279	$37,908	$18,968
Non-cash charges:
Depreciation and amortization	5,423	2,330	1,396
Amortization of intangibles	3,787	561	—
Amortization of unearned stock compensation expense	792	2,922	5,898
Loss on sublease	—	1,312	—

Total research and development	71,281	45,033	26,262
Selling, general and administrative:
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

Excluding the restructuring and impairment charges, costs and expenses for the year ended December 31, 2002 were $88.7 million, compared to $62.1 million in 2001. Also excluding non-cash charges for depreciation, amortization of intangibles and amortization of unearned stock compensation, costs and expenses for 2002 were $77.3 million, including $18.1 million in costs for operations that have subsequently been closed, compared to $53.6 million in 2001. The increase in costs and expenses was due primarily to the increased costs of our internal drug discovery efforts following the acquisition of chemistry capabilities in February 2002. These internal drug discovery efforts were reduced in the October 2002 business restructuring and discontinued following the January 2003 workforce reductions.

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

Impairment of Goodwill and Other Long-Lived Assets

Due to current operating losses, the absence of positive cash flows, recent significant declines in our common stock price and uncertainties resulting from the business restructuring plan, we assessed the recoverability of the long-lived assets related to DRL and Arcaris in accordance with SFAS 144 and tested goodwill for impairment in accordance with SFAS No. 142 during the year ended December 31, 2002. Based upon our projection of significantly reduced future cash flows related to the long-lived assets, an impairment loss of $7.1 million was recognized for completed technology and $12.4 million for property and equipment during the year ended December 31, 2002. The carrying value of the long-lived assets has been written down to expected fair value based on appraisals. The impairment test under SFAS 142 was based on a two-step process involving; comparing the estimated fair value of the related reporting unit to its net book value and comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $9.4 million in the year ended December 31, 2002.

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

Business Restructuring

On October 2, 2002, we announced a business restructuring and plan to reduce expenses. Our business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to drug researchers in the biopharmaceutical industry. We also expect to continue to pursue our internal drug discovery and development in secreted proteins through current and potential future collaborations.

As part of this restructuring, we reduced our staff by over 130 employees. The plan includes the closing of our San Diego operations acquired in the acquisition of the DRL operations, the planned exit from our operations in Europe and the planned consolidation of core activities into our Redwood City, California and Salt Lake City, Utah facilities.

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

The following table sets forth certain details associated with the business restructuring charges (in thousands of dollars):

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

On January 6, 2003, we announced additions to the business restructuring and cost reduction plan.

As part of this restructuring, we reduced our staff to approximately 200 employees. The plan included the closing of our Strasbourg, France operations and our Salt Lake City operations acquired in the acquisition of Arcaris, Inc., as discussed in Note 18, and the consolidation of core activities into our Redwood City, California facility.

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

At December 31, 2002, we had $7.7 million in cash and cash equivalents compared to $61.4 million at December 31, 2001. In addition, at December 31, 2002, we had $6.1 million in marketable securities representing highly liquid commercial paper and government agency securities compared to $15.1 million at December 31, 2001. We used $59.5 million in cash for operating activities in 2002. This consisted primarily of the net loss for the period of $107.2 million offset in part by non-cash charges totaling $40.3 million including $9.4 million for goodwill impairment, $19.5 million for fixed assets and intangible assets impairment, $6.2 million related to depreciation and amortization expenses, $3.8 million related to the amortization of intangibles and $1.4 million related to the amortization of unearned stock-based compensation. Increases in deferred revenue and accrued liabilities were partially offset by increased customer receivables and restriction of cash to support debt obligations. Investment activities used $29.2 million in cash in 2002 including $11.3 million related to the purchase of marketable securities, $23.5 million related to capital expenditures (primarily for the build out of our vivarium, laboratory and administrative facility in Redwood City, California) and $981,000 related to the acquisitions of the DRL operations and XenoPharm, Inc. in February and March 2002, respectively, offset in part by $20.0 million related to the maturities of marketable securities. We received $35.0 million in cash from financing activities in 2002, which consisted primarily of $14.0 million from loan proceeds and $25.6 million from the sale of common stock. This was offset partially by loan and capital lease repayments of $4.6 million.

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

At December 31, 2002 we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to our business realignment discussed above) (in thousands):

	Operating Leases	Capital Leases(1)	Debt(1)	Total
Year Ending December 31,
2003	$12,620	$20	$12,576	$25,216
2004	11,837	7	2,248	14,092
2005	11,606	—	712	12,318
2006	10,521	—	—	10,521
2007	10,674	—	—	10,674
Thereafter	44,150	—	—	44,150

Total	$101,408	$27	$15,536	$116,971

(1)	Excludes interest

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

At December 31, 2002, we had unrestricted cash, cash equivalents and marketable securities totaling $13.8 million.

Our immediate sources of cash for operating activities are:

•	existing customer agreements;

•	potential new customer agreements;

•	proceeds from liquidation of assets from closed facilities (primarily assets from the Arcaris, Inc. acquisition) and exited activities. These proceeds totaled approximately $852,000 subsequent to December 31, 2002; and

•	XenoPharm continues to incur legal expenses in connection with its patent applications and the patent applications of its licensors. It is expected that these expenses will increase as the level of patent prosecution increases.

Our immediate requirements for cash include:

•	ongoing operating expenses (research and development costs and selling, general and administrative expenses);

•	completion of our Redwood City, California animal facility and laboratory expansion (completed in February 2003); and

•	costs associated with the business realignment including severance and other employee related costs, facility closedown costs and lease and lease termination costs associated with excess facilities under long-term leases.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. We elected early adoption of SFAS 146 in 2002 in conjunction with the business realignment discussed above. We recorded a charge of $7.9 million in 2002 for severance and other employee related costs, costs associated with lease obligations and restructurings and other costs.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position or results of operations.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 13, 2003 except as to Note 21(h) which is as of April 29, 2003

DELTAGEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,671	$61,363
Restricted cash	10,590	400
Marketable securities	6,145	15,118
Accounts receivable, net of allowance for doubtful accounts of $170 in 2002 and 2001	5,523	2,511
Prepaid expenses	3,358	1,807

Total current assets	33,287	81,199
Property, plant and equipment, net	35,458	16,672
Goodwill and other intangible assets, net	5,165	5,267
Notes receivable from related parties	420	495
Other assets	8,309	5,417

Total assets	$82,639	$109,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,785	$4,131
Accrued liabilities	9,918	5,864
Current portion of capital lease obligations	20	11
Current portion of loans payable	12,576	2,382
Current portion of deferred revenue	14,724	7,257

Total current liabilities	43,023	19,645
Capital lease obligations, less current portion	7	28
Loans payable, less current portion	2,960	3,059
Other long-term accrued liabilities	—	990
Deferred revenue, less current portion	3,010	1,657
Deferred credit	2,953	—

Total liabilities	51,953	25,379

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

The accompanying notes are an integral part of these consolidated financial statements

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(107,168)	$(48,457)	$(32,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,211	2,707	1,499
Amortization of equipment under capital lease	28	22	32
Provisions for bad debt	—	86	—
Amortization of warrants issued in connection with loans	55	45	48
Amortization of intangibles	3,787	561	—
Amortization of unearned stock-based compensation expense	1,389	3,904	10,872
Amortization of discount of marketable securities	242	(655)	—
Lease loss	—	1,312	—
Write-off of in-process research and development	110	907	—
Impairment of goodwill and other long-lived assets	28,893	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,012)	(907)	(1,097)
Prepaid expenses	(1,144)	(781)	(740)
Other assets	643	(2,354)	24
Accounts payable	(541)	1,890	(2,829)
Accrued liabilities	2,216	921	2,685
Deferred revenue	8,819	(585)	8,553

Net cash used in operating activities	(59,472)	(41,384)	(13,174)

Cash flows from investing activities:
Purchase of marketable securities	(11,269)	(54,482)	(24,981)
Maturities of marketable securities	20,000	65,000	—
Acquisition of property, plant and equipment	(3,872)	(5,402)	(3,319)
Cash proceeds from sale of property and equipment	1,916	—	—
Acquisition of Arcaris, Inc., net of cash acquired	—	(762)	—
Acquisition of BMSPRL, L.L.C., net of cash acquired	(445)	—	—
Acquisition of XenoPharm, Inc., net of cash acquired	(536)	—	—
Leasehold improvements	(21,497)	(2,235)	(861)
Increase in restricted cash	(13,532)	(3,119)	(150)

Net cash used in investing activities	(29,235)	(1,000)	(29,311)

Cash flows from financing activities:
Principal payments under capital lease obligations	(12)	(25)	(32)
Repayment of loans payable	(4,598)	(1,904)	(848)
Proceeds from the issuance of debt	14,000	2,453	2,911
Payments on (issuance of) in notes receivable to related parties	75	(320)	(175)
Proceeds from the issuance of common stock, net of issuance costs	25,123	9,832	110,191
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	22,360
Proceeds from the issuance of common stock under stock option plan, net of stock repurchased	69	113	582
Proceeds from the issuance of common stock under employee stock purchase plan	358	246	—

Net cash provided by financing activities	35,015	10,395	134,989

Net increase (decrease) in cash and cash equivalents	(53,692)	(31,989)	92,504
Cash and cash equivalents, beginning of year	61,363	93,352	848

Cash and cash equivalents, end of year	$7,671	$61,363	$93,352

Supplemental disclosures of cash flow information:
Cash paid for interest	$982	$701	$483
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$24	$20
Property and equipment acquired with accounts payable	$1,863	$874	$993
Unearned stock-based compensation	$—	$—	$12,012
Reversal of unearned stock-based compensation	$1,028	$1,827	$—
Issuance of notes receivable in exchange for common stock	$—	$—	$805
Issuance of common stock and stock options in connection with Arcaris, Inc. acquisition	$112	$7,169	$—
Issuance of common stock and stock options in connection with BMSPRL, L.L.C. acquisition	$23,510	$—	$—
Issuance of common stock and stock options in connection with Xenopharm, Inc. acquisition	$3,622	$—	$—

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

Basis of Presentation

The Company’s commercial operations commenced during 2000 at which time it emerged from the development stage. The Company has incurred net losses since inception of $206,300,000 and may incur net losses and negative cash flow from operations for at least the next several years. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include increasing sales by refocusing on providing drug discovery services to the biopharmaceutical industry and reducing cash spending during fiscal year 2003 as a result of continued down sizing of the Company and elimination of the Company’s internal small molecule drug discovery programs. These reduction efforts began in the third quarter of fiscal year 2002 and have continued into 2003 and are expected to significantly reduce the future cash outflows. Management also recognizes the need for an infusion of cash during the year ended December 31, 2003. In April 2003, the Company received a minimum commitment for $10 million in equity capital from existing institutional investors, subject to shareholder approval and the satisfaction of closing conditions. The Company will finance its operations primarily through its cash and cash equivalents, marketable securities and future revenues. The Company expects to require additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities. The sale of additional equity or debt securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets

Goodwill and other intangible assets primarily consist of goodwill and purchased technology. The amount allocated to completed technology is being amortized over the estimated useful life of three to ten years using the straight-line method. Goodwill will not be systematically amortized, but rather the Company will perform an assessment for impairment at least annually by applying a fair-value-based test. During the year ended December 31, 2002, the Company recorded an impairment loss of approximately $7,103,000 on intangible assets and approximately $9,372,000 on goodwill (Note 10).

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

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

The following unvested common stock subject to repurchase, outstanding options and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS 143 did not have a material effect on the financial position or results of operations of the Company.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the financial position or results of operations of the Company.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company may be involved in additional litigation, investigations or proceedings in the future. Any litigation, investigation or proceedings, with or without merit, could be costly and time-consuming and could divert the Company’s management’s attention and resources, which in turn could harm the Company’s business, financial position, and financial results and cash flows.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will have non-exclusive access to information related to 750 genes and access to certain of the corresponding DeltaBase intellectual property rights. Revenues recognized related to this agreement were $6,146,000 in 2002. Deferred revenues related to this agreement were $6,145,000 at December 31, 2002. There was no deferred revenue related to this agreement at December 31, 2001.

6.    ACQUISITIONS

Acquisition of Arcaris, Inc.

On July 30, 2001, the Company acquired Arcaris, Inc. (“Arcaris”). Located in Salt Lake City, Utah, Arcaris has developed technologies consisting of genetic, proteomic and cell-biological systems for identification and validation of drug targets and the creation of small molecule screens. The total purchase price of approximately $8,043,000 consisted of cash of approximately $450,000 and 766,894 shares of common stock valued at approximately $6,751,000 and 77,329 vested stock options valued at approximately $418,000, direct acquisition costs of approximately $312,000 and 94,095 shares of common stock valued at $112,000 and issued in October 2002 related to certain earn out provisions. The acquisition was accounted for using the purchase method of accounting. The Arcaris acquisition added a new technology platform to the Company’s existing high-throughput efforts to identify and validate small molecule targets relevant to small molecule drug screening. The information generated through the Arcaris technologies was intended to be utilized to advance the discovery of a new disease targets by defining the role of novel non-traditional targets within intracellular pathways with particular relevance to oncology, viral and infections diseases. Additionally, the Arcaris technologies were intended to be used to facilitate the rapid development of small molecule screens against these identified targets.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amount allocated to completed technology is being amortized over their estimated useful life of three years using the straight-line method. This completed technology was written-off as part of the charge for impairment of intangible assets during 2002 as discussed in Note 10.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as a part of the charge for goodwill impairment during 2002 as discussed in Note 10.

In October 2002, the Company issued 94,095 additional common shares in final settlement of contingent purchase consideration related to the acquisition of Arcaris, Inc.

On October 2, 2002, the Company announced a cost savings and business restructuring plan to reduce its cash burn rate. The plan included the consolidation of core activities into the Company’s Redwood City, California and Salt Lake City, Utah facilities as discussed in Note 18.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BMSPRL had no in-process research and development projects underway at the time of the acquisition.

The amount allocated to completed technology is being amortized over the estimated useful life of three to ten years using the straight-line method. All of this completed technology was written-off as part of the charge for intangible asset impairment during 2002 as discussed in Note 10.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as part of the charge for goodwill impairment during 2002 as discussed in Note 10.

On October 2, 2002, the Company announced a cost savings and business restructuring plan to reduce cash burn rate. The plan includes the closing of the San Diego facility that housed the DRL operations. As a result of the restructuring plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated as discussed in Note 18.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
	(unaudited)
Revenues	$17,690	$10,185	$2,227
Net loss	$(112,789)	$(83,466)	$(60,400)
Net loss per common share, basic and diluted	$(2.94)	$(2.52)	$(4.51)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10.    IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Due to current operating losses, the absence of positive cash flows, recent significant declines in the Company’s common stock price and uncertainties resulting from the business restructuring plan, the Company assessed the recoverability of its intangible assets and long-lived assets related to DRL and Arcaris in accordance with SFAS 144 and tested goodwill for impairment in accordance with SFAS 142 during the year ended December 31, 2002. Based upon our projection of significantly reduced future cash flows related to the intangible assets and long-lived assets, an impairment loss of $7,103,000 was recognized for completed technology and $12,418,000 for property and equipment in the year ended December 31, 2002. The carrying value of the long-lived assets has been written down to expected fair value. The impairment test under SFAS 142 was based on a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $9,372,000 in the year ended December 31, 2002.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2001, the Company received a promissory note from an employee for $60,000. The promissory note bears annual interest at 4.75% and is payable in March 2003 or earlier upon employee termination.

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18.    BUSINESS RESTRUCTURING

On October 2, 2002, the Company announced a business restructuring and plan to reduce expenses. The Company’s business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to the biopharmaceutical industry and will serve to

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complement the Company’s production and licensing of its DeltaBase product. The Company also expects to continue to pursue its internal drug discovery and development in secreted proteins through its current and potential future collaborations.

As part of this restructuring, the Company reduced its staff by approximately 130 employees. The plan included the closing of its San Diego operations acquired in the acquisition of BMSPRL, L.L.C., as discussed in Note 6, the planned exit from its operations in Europe and the planned consolidation of core activities into the Company’s Redwood City, CA and Salt Lake City, UT facilities.

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

The following table sets forth certain details associated with the business restructuring charges (in thousands of dollars):

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

21.    SUBSEQUENT EVENTS

(a)    Business Restructuring

On January 6, 2003, the Company announced a restructuring of its business and a cost reduction plan. The Company’s business strategy will focus on providing drug discovery tools and services to the biopharmaceutical industry utilizing the Company’s proprietary in vivo mammalian transgenic technologies. The Company has decided to terminate its internal small molecule drug discovery and development programs.

As part of this restructuring, the Company reduced its staff to approximately 200 employees. The plan included the closing of its Strasbourg, France operations and its Salt Lake City operations acquired in the acquisition of Arcaris, Inc., as discussed in Note 6, and the planned consolidation of core activities into the Company’s Redwood City, California facility.

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

(b)    Notes Receivable from Related Parties

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

(c)    Notes Receivable from Stockholders

In January 2003, a promissory note from an officer in the amount of $537,000 was settled in exchange for cash, the cancellation of options and the repurchase of stock.

In February 2003, a promissory note from an officer in the amount of $268,000 was settled in exchange for cash, the cancellation of options and the repurchase of stock.

(d)    License Agreement

In February 2003, the Company granted a royalty-free, fully paid, worldwide, non-exclusive, non-transferable, non-sublicenseable, internal license to Bristol-Meyers Squibb Company for certain patent rights in exchange for 1,800,000 shares of Deltagen, Inc. common stock.

(e)    Loans Payable

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

(f)    Facility Leases

In March and April 2003 the Company entered into agreements with landlords or guarantors of several excess facilities in San Diego, CA; Menlo Park, CA; Alameda, CA; and Redwood City, CA to terminate remaining lease obligations. Certain of the terminations are contingent on the Company closing the Series A Preferred Stock financing described below. These agreements require the Company to forfeit lease deposits or restricted cash underlying letters of credit totaling $2,534,000 in 2003, make lease termination payments totaling $2,290,000 in 2003 and $200,000 in 2004 and issue warrants to purchase 1,150,000 shares of the Company’s Series A Preferred Stock plus additional warrants equal to 0.05 warrants per dollar for each dollar of Series A preferred stock issued in excess of $10 million.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(g)    Bridge Loan and Commitment for Equity Financing

In April 2003, the Company obtained a minimum commitment for $10 million in equity capital from existing institutional investors to purchase Series A Preferred Stock in a transaction referred to here in as a private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, Deltagen’s stockholders will be asked to approve a number of other matters including a reverse stock split.

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

(h)    Legal Matters

On April 28, 2003, the Company received from Lexicon a letter which Lexicon claims serves as notice of termination of the sublicense agreement under which the Company obtained a commercial license to the ’215 patent and the Capecchi patents. In this letter, Lexicon specified two grounds that allegedly entitles Lexicon to terminate the sublicense agreement: (1) the Company’s purported material breach of the DeltaBase agreement, under which Lexicon obtained a commercial license to our DeltaBase product; and (2) the Company’s purported insolvency. On April 29, 2003, the Company received from Lexicon a letter which Lexicon claims serves as notice under the DeltaBase agreement of: (1) Lexicon’s alleged entitlement to damages in the amount of $25 million, plus attorneys’ fees and costs, for the Company’s purported material breach of the DeltaBase agreement; and (2) alleged noncompliance with the content criteria in the DeltaBase agreement. The Company believes that Lexicon’s claims and allegations are without merit, and intends to promptly address these claims according to the dispute resolution procedures provided by the settlement and other agreements between Lexicon and Deltagen.

DELTAGEN, INC.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.     Directors and Executive Officers of the Registrant

See also Item 1 above regarding executive officers.

Below are the names and ages of the directors, the years they became directors, their principal occupations or employment for at least the past five years and certain of their other directorships. Ages are as of May 1, 2003.

Constantine E. Anagnostopoulos, Ph.D. age 80. A director since 2001. Since March 1987, Dr. Anagnostopoulos has been the managing general partner of Gateway Associates, a Missouri based venture capital management firm. Dr. Anagnostopoulos is a retired officer of Monsanto Company, having served as Director of Research, Head of its New Enterprise Division, General Manager of a number of operating divisions and Chairman and Chief Executive Officer of Monsanto Europe Africa. Dr. Anagnostopoulos has a doctorate in organic chemistry from Harvard University and holds over 20 patents in organic and polymer chemistry. Dr. Anagnostopoulos also serves as a member of the Board of Directors of Genzyme Corporation and Dyax Corporation.

David W. Beier age 54, a director since 2002. Since 2001, Mr. Beier has been a partner in the Washington, D.C. office of Hogan & Hartson L.L.P. and a member of the firm’s Health Practice Group. Mr. Beier served as the Chief Domestic Policy advisor to the Vice President of the United States from 1998 to 2001, as well as serving as the chair of the Electronic Commerce Working Group for President Clinton during that time. From 1989 to 1998, Mr. Beier worked for Genentech, Inc. where he was vice president of Governmental Affairs. Mr. Beier served as a senior fellow at the Wharton School of the University of Pennsylvania during 2001. Mr. Beier is a member of the President’s Advisory Committee on Trade Policy Negotiations. Mr. Beier also serves on the Board of Directors of VaxGen, Inc. Mr. Beier received his B.A. from Colgate University and his J.D. from Albany Law School of Union University. Mr. Beier is admitted to practice law in New York and Washington, D.C.

Philippe O. Chambon, M.D., Ph.D age 45, a director since 1998. Since January 1997, Dr. Chambon has been a General Partner of The Sprout Group, the venture capital affiliate of Credit Suisse First Boston Corporation. Dr. Chambon joined The Sprout Group in May 1995. From May 1993 to April 1995, Dr. Chambon served as Manager in the Healthcare Practice of the Boston Consulting Group, a management consulting firm. He was formerly an executive with Sandoz Pharmaceuticals, a subsidiary of Novartis. Dr. Chambon is currently a director of Nuvelo, Inc., PharSight Corporation, Skila Inc., and Spotfire, Inc., as well as several other private companies. Dr. Chambon received his M.D. and Ph.D. degrees from the University of Paris and his M.B.A. from Columbia University.

Thomas A. Penn age 57, a director since 2000. Since January 2001, Mr. Penn has been a General Partner of Meridian Venture Partners. From June 1998 until December 2000 Mr. Penn was with Boston Millennia Partners, a Boston-based venture capital firm where he was a partner. From March 1994 until March 1998, Mr. Penn served as President and CEO of Tektagen, Inc. Mr. Penn is a director of various private companies. Mr. Penn received B.S. degrees from the Massachusetts Institute of Technology in metallurgy and materials science and in industrial management, an M.B.A. from Stanford University, and a J.D. from the University of Pennsylvania School of Law.

F. Noel Perry age 50, a director since 1997. Mr. Perry is a managing director of Baccharis Capital, Inc., a venture capital firm founded in 1991. Mr. Perry is a director of several private companies. Mr. Perry received his B.A. from the University of Rhode Island and holds an M.B.A. from George Washington University. Mr. Perry is a Chartered Financial Analyst.

William A. Scott, Ph.D. age 63, a director since February 2001. Dr. Scott is the former Chief Executive Officer of Physiome Sciences where he served from March 1997 to December 1999. Prior to joining Physiome Sciences, Dr. Scott spent thirteen years with Bristol-Meyers Squibb where he held a number of management posts including Senior Vice President of Exploratory and Drug Discover Research. Dr. Scott is a former board member of Physiome Sciences and CombiChem, Inc. Dr. Scott holds a B.S. in Chemistry from the University of Illinois and received his Doctorate degree in Biochemistry from the California Institute of Technology.

Committees of the Board of Directors; Meetings

We have two standing committees:

Audit Committee

•	Reviews the scope of Deltagen’s annual audit by its independent auditors.

•	Reviews Deltagen’s annual financial statements and related audit report as prepared by the independent auditors.

•	Recommends to the Board selection of the independent auditors.

•	Reviews any non-audit fees paid to the independent auditors.

The current members are Dr. Chambon and Mr. Penn. The Audit Committee met five times in 2002. The Board of Directors has determined that all members of the Audit Committee are “independent” as required by applicable listing standards of the Nasdaq National Market.

Compensation Committee

•	Reviews performance and establishes compensation of Deltagen’s executive officers.

•	Establishes the compensation of Deltagen’s Board of Directors.

•	Administers Deltagen’s stock and cash incentive plans.

•	Recommends the establishment of policies dealing with various employee compensation and employee benefit plans.

The current members are Dr. Chambon, Mr. Penn and Mr. Perry. The Compensation Committee met nine times in 2002.

The full Board of Directors met 18 times in fiscal year 2002. Each director attended at least 75% of the total Board and applicable committee meetings. The Board has adopted a written Audit Committee Charter, a copy of which is attached as Appendix A to our Proxy Statement for our 2001 Annual Meeting. The Board does not have a nominating committee or a committee performing the functions of a nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our Common Stock must report their initial ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports, and we must identify in this Proxy Statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the Securities and Exchange Commission and written representations of our directors and executive officers, we believe all persons subject to reporting filed the required reports on time in fiscal year 2002.

Item 11.     Executive Compensation

SUMMARY COMPENSATION TABLE

Compensation of the Named Executive Officers—Summary Compensation Table

Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
William Matthews, Ph.D. (2) Former Chief Executive Officer and President	2002 2001 2000	390,424 285,000 235,000	— 100,000 82,250				250,000 250,000 718,970

Richard H. Hawkins (3) Chief Financial Officer Office of the Chairman	2002 2001 2000	50,000 108,333 74,278	270,000 42,188 18,750	(4)			217,000 235,000 600,000

Mark W. Moore, Ph.D. Chief Scientific Officer	2002 2001 2000	272,910 250,000 225,000	— 54,000 56,250				150,000 150,000 359,484

John E. Burke (5) Former Senior Vice President of Intellectual Property and General Counsel	2002 2001 2000	237,500 210,000 185,833	— 31,500 42,000				50,000 45,000 171,428

Augustine G. Yee (6) Former Senior Vice President of Corporate Development and Secretary	2002 2001 2000	237,500 210,000 194,375	— 27,300 42,000				50,000 10,000 57,142

(1)	Represents bonuses earned during the year and paid in the subsequent year.
(2)	Dr. Matthew’s employment ended February 12, 2003.
(3)	On April 4, 2003 Deltagen announced that Mr. Hawkins would be leaving us upon completion of a transition to a new Chief Financial Officer.
(4)	Comprised of $215,000 for 2002 paid in 2002 and $55,000 retention bonus for the period of January 1, 2003 through March 31, 2003 paid in 2002.
(5)	Mr. Burke’s employment ended April 10, 2003.
(6)	Mr. Yee’s employment ended February 26, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the stock options granted to each named executive officer during the fiscal year ended December 31, 2002.

Name	Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term(4)
	Number Of Securities Underlying Options Granted(1)	Percent Of Total Options Granted To Employees In Fiscal Year 2002	Exercise Price(2)	Expiration Date(3)
					5%	10%
William Matthews, Ph.D.	250,000	5.6	8.27	2/14/12	1,300,240	3,295,063
Richard H. Hawkins	217,000	4.8	5.05	6/28/12	689,174	1,746,503
Mark W. Moore, Ph.D.	150,000	3.3	8.27	6/28/12	780,144	1,977,038
John E. Burke	50,000	1.1	8.27	6/28/12	260,048	659,013
Augustine G. Yee	50,000	1.1	8.27	6/28/12	260,048	659,013

(1)

These incentive stock options were granted under the 2000 Stock Incentive Plan and are exercisable in full immediately, but the shares received upon exercise are subject to repurchase by us. Our right of repurchase lapses ratably on a monthly basis, with the repurchase right terminating in full on the fourth anniversary of the date of grant.
(2)	The options were granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, as determined in good faith by the Board of Directors, and the options vest over four years from the date of grant.
(3)	The options have a term of ten years, subject to earlier termination in certain events related to termination of employment.
(4)	The dollar amounts under these columns represent the potential realizable value of each grant over the term of the options based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our stock.

AGGREGATED CORRESPONDING OPTION EXERCISES IN LAST FISCAL YEAR
AND OPTION VALUES AT DECEMBER 31, 2002

The following table provides information concerning the number and value of unexercised options held by the named executive officers at December 31, 2002. None of the named executive officers exercised any options during the fiscal year ended, December 31, 2002.

Name	Shares Acquired on Exercise in 2002 (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options At December 31, 2002		Value Of Unexercised In-The-Money Options At December 31, 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William Matthews, Ph.D.	—		1,150,399	—	47,691	—
Mark W. Moore, Ph.D.	—		762,342	—	47,691	—
Richard H. Hawkins	—		752,000	—	—	—
John E. Burke	—		266,428	—	29,394	—
Augustine G. Yee	—		177,182	—	—	—

(1)	The value of unexercised in-the-money options held at December 31, 2002 represents the total gain which an option holder would realize if he exercised all of the in-the-money options held at December 31, 2002, and is determined by multiplying the number of shares of Common Stock underlying the options by the difference between the closing stock price of $0.48 per share on the last day of trading in 2002 and the per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise of the option.

COMPENSATION OF DIRECTORS AND THE NAMED EXECUTIVE OFFICERS

Compensation of Directors

Except as we otherwise describe below, we have not paid any cash compensation to members of our Board of Directors for their services as directors.

We reimburse the directors for reasonable expenses in connection with board and committee meetings. Each director who is not a Deltagen employee—an “outside director”—currently receives an annual non-statutory stock option grant to purchase 15,000 shares of Common Stock. These options will vest monthly over a one-year period. The annual stock grants will be made following our Annual Meeting of Stockholders on June , 2003. In 2001, Dr. Chambon, Mr. Penn, Mr. Perry, Dr. Scott and Mr. Nicholas Simon (who resigned from the Board during 2002) received stock option grants for 5,714 shares with an exercise price of $5.00 and 9,286 shares with an exercise price of $12.31. These shares vested monthly from May 2001 through April 2002. In addition,

Dr. Chambon, Mr. Penn, Mr. Perry, Dr. Scott and Mr. Simon received stock option grants for 45,000 shares with an exercise price of $12.31 that vest monthly from May 2002 through April 2005. Upon election to the Board in November 2001, Dr. Anagnostopoulos received a stock option grant of 10,000 shares with an exercise price of $9.53 vesting monthly from December 2001 through November 2002 and a stock option grant of 60,000 shares with an exercise price of $9.53 vesting monthly from December 2001 through November 2005. The grants in 2001 were made in lieu of annual grants through 2004. Upon election to the Board in April 2002 Mr. Beier received a stock option grant of 10,000 shares with monthly vesting from May 2002 to April 2003 with an exercise price of $5.91 and a stock option grant of 60,000 shares with an exercise price of $5.91 vesting monthly from May 2002 through April 2006. Mr. Beier will not receive any annual grants through 2006. Upon election to the Board in May 2002 Mr. Edward Penhoet received a stock option grant of 10,000 shares with monthly vesting from June 2002 to May 2003 with an exercise price of $4.45 and a stock option grant of 60,000 shares with an exercise price of $4.45 vesting monthly from June 2002 through May 2006. Mr. Penhoet resigned from the Board in January 2003. In December 2002, Dr. Anagnostopoulos received a stock option grant of 90,000 shares with an exercise price of $0.60 vested immediately. These options will vest monthly over a three-year period. In December 2002 Dr. Anagnostopoulos entered into a consulting agreement with Deltagen. Pursuant to the agreement Dr. Anagnostopoulos is to receive $3,000 per day for each day that he provides consulting services to Deltagen from the period beginning November 14, 2002. He is not to receive such amount for days in which he provides services solely in his capacity as a non-employee Director of Deltagen. During 2002, Dr. Anagnostopoulos earned $39,000 pursuant to this agreement. The agreement also provides for a non-statutory option grant of 30,000 shares each month beginning March 3, 2003. The payments and share grants under this agreement will cease on April 16, 2003. Directors who are Deltagen employees receive no compensation for their services as directors.

EMPLOYMENT AGREEMENTS

On April 2, 2003, we entered into an employment agreement with Joseph M. Limber as our Interim Chief Executive Officer (“ICEO”). Mr. Limber had provided consulting services to Deltagen in early 2003 prior to his hire. Pursuant to this employment agreement, upon the closing of the Private Placement, Mr. Limber will become our President and Chief Executive Officer and he will be appointed to Board of Directors.

The employment agreement provides that Mr. Limber will serve full-time in an at-will capacity as our ICEO and that he will earn an annual base salary of $365,000 which shall be subject to review on an annual basis. Mr. Limber will be eligible to earn an annual cash bonus based upon accomplishment of specified performance objectives with a target bonus amount of 50% of his base salary. The actual amount of any bonus awarded, if any, shall be determined by the Board of Directors and may be more or less than the target amount. Under the agreement, in April 2003 Mr. Limber was awarded a stock option to purchase up to 1,714,285 shares of our Common Stock at a per-share price equal to the fair market value of a share of our Common Stock on the date of grant. 43,731 shares subject to the option were vested at grant and the remaining option shares will vest pro-rata on a monthly basis over four years subject to Mr. Limber’s continued service to Deltagen. The employment agreement also provides that Mr. Limber will receive a second stock option grant so that his aggregate equity stake in Deltagen will be equal to 5% of our fully-diluted outstanding common shares upon the closing of the Private Placement. The option exercise price for this second option grant shall be equal to the greater of: (i) the option exercise price for the April 2003 option grant or (ii) 25% of the fair market value of a share of our Common Stock on the date of grant for the second option grant. Additionally, the employment agreement provides that Mr. Limber is eligible to receive a performance stock option grant, with a per-share exercise price equal to the fair market value of a share of our Common Stock on the date of grant, equal to 2% of our fully-diluted outstanding common shares at the time of such performance option grant, provided, however, that such performance option grant shall only be awarded upon the successful achievement of specified Deltagen performance milestones. The terms and conditions of the subsequent option grants shall be generally comparable to the terms for the initial April 2003 option grant to Mr. Limber. All of the option grants to Mr. Limber are to be issued pursuant to our 2000 Stock Incentive Plan (the “Plan”) and are expressly conditioned on compliance with the Plan’s annual equity grant limits. To the extent an option grant to Mr. Limber is limited by the Plan’s equity grant limits, then such unawarded excess grant amount shall be granted in a subsequent fiscal year (subject again to the Plan’s annual grant limits) with the vesting of such option commencing as of the date that the option was originally intended to have been granted on. Any such deferred option grants shall have an exercise price equal to what the exercise price would have been had the option been granted earlier but for the Plan’s grant limits, provided, however, that the per-share exercise price shall in no event be lower than 25% of the fair market value of a share of our Common Stock on the actual date of grant. Under the employment agreement, Mr. Limber is also eligible to participate in all our equity incentive plans and other employee benefit plans and he will accrue three weeks paid vacation annually.

If we terminate Mr. Limber’s employment without Cause (as defined in the employment agreement) or if he is Constructively Terminated (as defined in the employment agreement), then Mr. Limber shall be eligible to receive payments equal to his then annual base salary for the twelve months following his termination of employment. If such termination of employment without cause or constructive termination occurs within one year after a Change in Control of Deltagen (as defined in the employment agreement) then, in addition to the twelve months of salary continuation payments, Mr. Limber shall also receive a pro-rated portion of his annual target cash incentive bonus amount and all of his unvested stock options shall become vested.

Dr. Matthews was a party to an employment agreement, dated April 7, 2000 and subsequently amended on June 26, 2002, pursuant to which Dr. Matthews served as Chief Executive Officer and President. Dr. Matthews also served as Chairman of the Board until his resignation from his position as Chairman effective November 22, 2002. Dr. Matthews’ employment agreement was superseded by a transition agreement between Dr. Matthews and Deltagen, dated January 20, 2003, pursuant to which Dr. Matthews continued to serve as Chief Executive Officer and as a member of the Office of the Chairman while Deltagen conducted a search for a new Chief Executive Officer. Pursuant to the transition agreement, Dr. Matthews received an annual salary of $400,000, his unvested stock options having a per-share exercise price greater than Deltagen’s closing share price on the execution date of the transition agreement were vested in full and his promissory note to Deltagen was retired for consideration as discussed further in the Management Indebtedness section below. The transition agreement also provides for an aggregate amount of $400,000 paid in monthly installments to Dr. Matthews over the one year following his termination of employment, provided, however, that such amount would be reduced as necessary to satisfy his promissory note obligation. In addition, the transition agreement provides that Dr. Matthews would continue to serve Deltagen as a consultant for one year following his termination of employment. Dr. Matthews resigned his employment on February 12, 2003, and he began serving as a consultant pursuant to a consulting agreement that will expire on February 13, 2004. For services rendered under the consulting agreement, Dr. Matthews will receive compensation at an annual rate of $225,000, paid monthly, and his outstanding stock options shall continue to vest and be exercisable while he provides such consulting services.

Mr. Hawkins is party to an employment agreement dated February 13, 2003. The agreement will expire on December 31, 2004 but will automatically renew for additional one-year term after that date. The agreement provides for an annual base salary of $50,000 until March 31, 2003 and accelerated vesting of equity grants in the event of a change of control of our company. The annual base salary increased to $400,000 on April 1, 2003 and decreased to $340,000 on April 2, 2003 when the Office of the Chairman was dissolved. In addition, Mr. Hawkins is entitled to an annual bonus to be determined by the Board of Directors. In the event Mr. Hawkins is terminated without cause or constructively terminated he will be entitled to severance equal to twelve months of his base salary.

Dr. Moore is party to an employment agreement dated April 8, 2000. The agreement will expire on April 8, 2003 but will automatically renew for additional one-year terms after that date unless either we or Dr. Moore give notice to not renew the agreement at least ninety days prior to the expiration of the then existing term. The agreement provides for an initial annual salary of $225,000 and accelerated vesting of all of Dr. Moore’s options in the event of a change in control of our company. In addition, Dr. Moore is entitled to an annual bonus to be determined by the Board of Directors. In the event that Dr. Moore is terminated without cause, he will be entitled to receive severance equal to six months of his base salary. Dr. Moore is also party to an agreement dated February 14, 2003 pursuant to which the promissory note between Dr. Moore and Deltagen described in the Management Indebtedness section below was satisfied and pursuant to which he receives a monthly retention bonus of $15,000 until November 14, 2003.

We hired Mr. John W. Varian to become our Interim Chief Financial Officer (“ICFO”) pursuant to an offer letter agreement dated April 16, 2003. Mr. Varian had provided consulting services to Deltagen in 2003 prior to his hire. Pursuant to this offer letter, upon the closing of the preferred stock private placement, Mr. Varian will become our Chief Financial Officer (“CFO”). The offer letter agreement provides that Mr. Varian will serve three-quarters-time in an at-will capacity as our ICFO/CFO. For such services, Mr. Varian will earn an annual base salary of $195,000 which shall be subject to review and adjustment by the Board of Directors. Mr. Varian will be eligible to earn an annual cash bonus of up to 30% of his annual base salary based upon accomplishment of specified performance objectives. The actual amount of any bonus awarded, if any, shall be determined by the Board of Directors. The offer letter also provides that Mr. Varian is eligible to receive a stock option grant to purchase up to 1.75% of our outstanding Common Stock, measured immediately after the closing of the preferred stock private placement on a fully-diluted basis, at a per-share price equal to the fair market value of a share of our Common Stock on the date of grant. Subject to Mr. Varian’s continued employment with Deltagen, fifty percent of the shares subject to the option will vest pro-rata on a monthly basis over the twelve months following Mr. Varian’s employment start date and the remaining fifty percent of the shares subject to the option will vest pro-rata on a monthly basis over the three year period following the first anniversary of his employment start date. The option grant to Mr. Varian is to be issued pursuant to our 2000 Stock Incentive Plan (the “Plan”) and is subject to all Plan terms. Under the offer letter, Mr. Varian is also eligible to participate in the Company’s employee benefit plans and he will accrue three weeks paid vacation annually. If Mr. Varian remains continuously employed by the Company through the effective date of a Change in Control of Deltagen (as defined in the offer letter) or if his employment is terminated without Cause (as defined in the offer letter) in connection with a Change in Control of Deltagen, then Mr. Varian shall be eligible to (i) receive a one-time cash payment equal to 130% of his then annual base salary and (ii) have the vesting of his unvested stock options fully accelerated.

Mr. Burke was party to an employment agreement dated April 7, 2000. The agreement was to expire on April 7, 2003 but automatically renews for additional one-year terms after that date unless either we or Mr. Burke give notice to not renew the agreement at least ninety days prior to the expiration of the then existing term. The agreement provides for an initial annual salary of $175,000 and accelerated vesting of a portion of Mr. Burke’s options in the event of a change in control of our company, unless more than 50% of his options have already vested. In addition, Mr. Burke is entitled to an annual bonus to be determined by the Board of Directors. In the event that Mr. Burke is terminated without cause, he will be entitled to receive severance equal to six months of his base salary. Mr. Burke’s employment ended on April 10, 2003.

Mr. Yee was party to an employment agreement dated April 7, 2000. The agreement provided for an initial annual salary of $175,000 and accelerated vesting of a portion of Mr. Yee’s options in the event of a change in control of our company, unless more than 50% of his options have already vested. In addition, Mr. Yee was entitled to an annual bonus to be determined by the Board of Directors. In the event that Mr. Yee was terminated without cause, he would have been entitled to receive severance equal to six months of his base salary. Mr. Yee’s employment ended on February 26, 2003, at which time Mr. Yee entered into a separation agreement with Deltagen under which Deltagen was obligated to pay severance for a two month period.

The Private Placement will not trigger any change of control provisions of the employment agreements described above.

CHANGE IN CONTROL AGREEMENTS

On June 26, 2002 upon recommendation of the Compensation Committee, the Board of Directors unanimously approved the Deltagen, Inc. Change of Control Severance Pay Plan for Non-Officers and the Deltagen, Inc. Change of Control Severance Pay Plan for Officers (the “Officer Plan”). Under these plans our employees are granted severance benefits if they are terminated for any reason other than “cause” or terminate their employment because of “good reason” within twelve (12) months of a “change of control.” The Officer Plan is applicable to all of our vice presidents and executive officers, including the named executive officers. The Private Placement will not trigger any change of control severance obligations under these plans.

The Officer Plan defines a “change of control” as the occurrence of either of the following events: (a) a change in the composition of our Board, as a result of which fewer than one-half of the incumbent directors are directors who either: (i) had been directors twenty-four (24) months prior to such change; or (ii) were elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the directors who had been directors twenty-four (24) months prior to such change and who were still in office at the time of the election or nomination; or (b) any “person” (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) who by the acquisition or aggregation of securities, is or becomes the beneficial owner, directly or indirectly, of our securities representing fifty percent (50%) or more of the combined voting power of our then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote at elections of directors (the “Base Capital Stock”); except that any change in the relative beneficial ownership of our securities by any person resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person’s ownership of securities, shall be disregarded until such person increases in any manner, directly or indirectly, such person’s beneficial ownership. For purposes of this definition, the term “person” does not include an employee benefit plan we maintain. Notwithstanding the foregoing, the term “change of control” shall not include a transaction, the sole purpose of which is to change the state of our incorporation.

For purposes of the Officer Plan, “cause” means (a) any intentional action or intentional failure to act by an officer which was performed in bad faith and to our material detriment; (b) the willful and habitual neglect of the officer’s duties of employment; or (c) the conviction of an officer of a felony crime involving moral turpitude. “Good reason” is defined in the Officer Plan as actions which (a) reduce the powers, duties or title of an officer; (b) reduce the officer’s base salary; or (c) require the officer to relocate his or her principal place of business by more than 40 miles from its location immediately prior to the change of control.

Benefits under the Officer Plan consist of a lump-sum severance payment of six (6) months regular base pay; the pro rata portion of any annual bonus; reimbursement of health care continuation coverage premiums for the six (6) month period following termination of the officer’s employment; and forgiveness of unpaid portions of the officer’s relocation loan. The severance benefits payable under the Officer Plan are contingent on the officer granting a release of claims to us and are reduced to the extent that they are duplicative of benefits that an officer may have under a written employment agreement.

Under the Officer Plan, we reserved the right to amend or terminate the plan at any time without the consent of any officer. However, within the period commencing six (6) months prior to a change of control and ending eighteen (18) months after a change of control, consent of any affected officer to an amendment or termination of the plan would be required if the affect of the amendment or termination would be to reduce the benefits the officer would otherwise have been eligible to receive under the terms of the plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Dr. Chambon, Mr. Penn and Mr. Perry. No member of the Compensation Committee was an officer or employee of Deltagen or any of its subsidiaries during fiscal year 2002 nor was formally an officer of Deltagen or any of its Subsidiaries. None of the executive officers of Deltagen has served on the Board of Directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of Deltagen.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board—the Committee—determines the compensation of executive officers. It has provided you with this report to help you to understand the goals, policies and procedures it follows in making its determinations.

The Board established the present Committee, which currently consists of the 3 outside directors whose names appear at the end of this report, on April 9, 2000 in contemplation of the initial public offering.

In establishing and administering compensation policies and programs after the initial public offering, the Committee considered the compensation policies and arrangements established by Deltagen before the initial public offering, including the levels of individual compensation, and commitments made by Deltagen and the Board before the initial public offering as well as factors relevant to Deltagen after the initial public offering.

The Committee’s executive compensation philosophy has been and continues to be that compensation programs should:

•	be closely aligned with the interest of the stockholders;

•	be linked with business goals and strategies;

•	be competitive within our industry and community so that we can attract and retain high quality executives;

•	base a substantial portion of executive officer compensation on our operating performance measured against pre-determined objectives; and

•	reward executive officers for good performance.

Compensation of executive officers, including the Chief Executive Officer, is comprised of four elements—base salary, annual bonuses, stock ownership and other compensation.

Base Salaries

Base salary is designed primarily to provide compensation at competitive levels so as to attract and retain the executive.

Annual Incentive Awards

We also have created annual incentives for executive officers through potential cash awards under an incentive plan intended to link compensation to operational performance.

Stock Options

We believe that executive officers and other employees who are in a position to make a substantial contribution to our long-term success and to build stockholder value, should have a significant stake in our on-going success. As a result, we have granted incentive stock options and non-qualified stock options under incentive stock plans in order to retain talented executive officers and to align their compensation with stockholder value. Because the stock options have an exercise price equal to the market price of our stock on the grant date and generally vest in equal installments over four years assuming continued employment, stock options compensate executive officers only if the stock price increases after the date of grant and the executive officer remains employed for the periods required for the stock option to become exercisable.

Other Compensation

To attract and retain talented executive officers, the Committee also has approved arrangements giving executive officers certain perquisites, such as disability insurance.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally provides that publicly held corporations may not deduct in any taxable year certain compensation in excess of $1,000,000 paid to the chief executive officer and the next four most highly compensated executive officers. However, the Committee considers one of its primary responsibilities to be structuring a compensation program that will attract, retain and reward executive talent necessary to maximize stockholder return. Accordingly, the Committee believes that Deltagen’s interests are best served in some circumstances by providing compensation (such as salary, perquisites and special cash bonuses) which might be subject to the tax deductibility limitation of Section 162(m).

Bases for CEO Compensation

The Committee followed generally the same policies and programs described above for compensation of executive officers in determining fiscal year 2002 compensation for Dr. Matthews as President and Chief Executive Officer.

Philippe O. Chambon (Chairman)

Thomas A. Penn

F. Noel Perry

PERFORMANCE MEASUREMENT COMPARISONS(1)

The graph below compares total stockholder returns of Deltagen Common Stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Nasdaq Composite Index tracks the aggregate price performance of equity securities of companies traded on the Nasdaq. The Nasdaq Biotechnology Index tracks approximately 75 stocks in the biotechnology sector. All values assume an initial investment of $100 and the reinvestment of the full amount of all dividends and are calculated monthly through December 31, 2002. The graph begins on August 3, 2000, the date Deltagen Common Stock began trading on the Nasdaq National Market. The stockholder return shown on the graph below is not necessarily indicative of future performance and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

AMONG DELTAGEN, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

•	$100 invested on 8/3/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Deltagen under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

These tables show as of April 1, 2003: (1) the beneficial owners of more than 5% of the Common Stock and the number of shares they beneficially owned; and (2) the number of shares each director, each executive officer named in the Summary Compensation Table on page 44 and all directors and executive officers as a group beneficially owned. Except as noted, each person has sole voting and investment power over the shares shown in this table. Unless otherwise indicated, the address of each of the named individuals is c/o Deltagen, Inc., 700 Bay Road, Redwood City, California 94063. Ownership information is based upon information furnished by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Information from Schedules 13D and 13G is as of the date indicated on the footnotes in each case. To our knowledge, the persons named in the tables have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to these tables. The percentage of Common Stock Beneficially Owned is based on the 39,144,337 shares outstanding at April 1, 2003.

5% STOCKHOLDERS

Name And Address Of Beneficial Owner	Number Of Shares Of Common Stock Beneficially Owned	Percentage Of Common Stock Beneficially Owned
Entities affiliated with Credit Suisse First Boston (1) 11 Madison Avenue New York, NY 10010	8,639,301	22%
Stipa Investments, L.P. (2) 2420 Sand Hill Road Suite 100 Menlo Park, CA 94025	6,242,151	16%
Entities affiliated with Wells Fargo & Company (3) 420 Montgomery Street San Francisco, CA 94104	5,541,918	14%
T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	2,884,000	7%
Entities affiliated with Boston Millennia Partners (5) Rowes Wharf Boston, MA 02110	2,569,892	7%
Entity Affiliated with Alta Partners (6) One Embarcadero Center Suite 4050 San Francisco, CA 94111	2,188,184	6%

(1)	The following information is based on a Schedule 13G filed February 28, 2003. Credit Suisse First Boston reported shared voting and dispositive power over these shares. Philippe Chambon, M.D., Ph.D. is a General Partner of The Sprout Group, a venture capital affiliate of Credit Suisse First Boston Corporation, and is a member of our Board of Directors. Dr. Chambon disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest in these shares. Excludes a three-year warrant to purchase 457,143 shares Common Stock at a price of $3.13 per share that will be granted in connection with a consulting agreement with Institut de Genetique Biologie et de Moleculaire et Cellulaire, a scientific foundation, that is under the direction of Professor Pierre Chambon, who is the father of Philippe Chambon, M.D., Ph.D. Of the 8,579,301 shares held by Credit Suisse First Boston, 5,541,918 shares are subject to a Voting Trust Agreement, dated as of October 2, 2001, by and among Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ ESC II, L.P., and Wells Fargo Bank Indiana, N.A., as trustee, as further described in note (3) below. Includes 60,000 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2003 by Dr. Chambon.
(2)	F. Noel Perry, a member of our Board of Directors, is a managing director of Baccharis Capital, Inc., which is the general partner of Stipa Investments, L.P. Mr. Perry is the sole natural person exercising voting and/or investment power with respect to the shares held by Stipa Investments, L.P., but disclaims beneficial ownership of the shares held by such entity except to the extent of his pecuniary interest in these shares. Includes 60,000 shares issuable upon the exercise of options within 60 days of April 1, 2003 by Mr. Perry.
(3)

The following information is based on a Schedule 13G filed February 14, 2003 containing information as of December 31, 2002. Wells Fargo & Company (the “Holding Company”) may be deemed to beneficially own 5,541,918 shares that Wells Fargo Bank Indiana, N.A. (the “Bank”), a subsidiary of the Holding Company, may be deemed to beneficially own as described below. 5,541,918 of such shares are owned by Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., DLJ Capital Corporation, DLJ ESC II, L.P. and Sprout CEO Fund, L.P. and are subject to a Voting Trust Agreement, dated as of October 2, 2001, by and among Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ ESC II, L.P., and the Bank, as trustee. Pursuant to the Voting Trust Agreement, the Bank has the power to vote 5,541,918 shares in its sole discretion, subject to certain limitations on who it may communicate or consult with regarding the voting of the shares subject to the Voting Trust Agreement. The Voting Trust Agreement terminates on the earliest of (1) October 2, 2011, (2) the transfer of all the shares subject to the

Voting Trust Agreement in accordance with the Voting Trust Agreement, and (3) the written election of Credit Suisse First Boston Corporation or the holders of at least 50% of the shares subject to the Voting Trust Agreement. The Bank is a subsidiary of Wells Fargo & Company and its address is P.O. Box 960, Fort Wayne, Indiana 46801.

(4)	The following information is based on a Schedule 13G dated January 28, 2003 containing information as of December 31, 2002. T. Rowe Price reports sole voting power of 898,000 shares and sole dispositive power of 2,884,000 shares.
(5)	The following information is based on a Schedule 13G dated February 6, 2003 containing information as of December 31, 2002. Includes 2,132,300 shares held by Boston Millennia Partners II Limited Partnership, 102,177 shares held by Boston Millennia Partners II-A Limited Partnership, 303,775 shares held by Boston Millennia Partners GmbH & Co. KG, 28,073 shares held by Boston Millennia Associates II Partnership, 3,167 shares held by Strategic Advisors Fund Limited Partnership and 10,935 shares held by A. Dana Callow, Jr. The following natural persons exercise voting and/or investment power with respect to the shares held by these entities: A. Dana Callow, Jr.; Robert S. Sherman; and Martin J. Hernon.
(6)	The following information is based on a Schedule 13D filed May 31, 2002 containing information as of May 23, 2002. Includes 2,110,583 shares held by Alta BioPharma Partners II, L.P. and 77,621 shares held by Alta BioPharma Management Partners II, LLC.

EXECUTIVE OFFICERS AND DIRECTORS

Name And Address Of Beneficial Owner	Number Of Shares Of Common Stock Beneficially Owned(1)	Percentage Of Common Stock Beneficially Owned
Constantine E. Anagnostopoulos, Ph.D. (2) c/o Gateway Associates 800 Maryland Avenue, Suite 1190 St. Louis, MO 63105	190,000	*
David W, Beier (3) c/o Hogan & Hartson L.L.P. 555 Thirteenth Street, NW Washington, DC 20004	70,000	*
Philippe O. Chambon, M.D., Ph.D. (4) c/o The Sprout Group 3000 San Hill Road, Building 3, Suite 170 Menlo Park, CA 94025	8,639,301	22%
Thomas A. Penn (5) c/o Meridian Venture Partners 259 Radnor-Chester Road Radnor, PA 19087	66,212	*
F. Noel Perry (6) c/o Baccharis Capital Inc. 2420 San Hill Road, Suite 100 Menlo Park, CA 94025	6,242,151	16%
William A. Scott, Ph.D. (7) 1021 Creamery Road Newton, PA 18940	82,857	*
William Matthews, Ph.D. (8)	869,066	2%
Richard H. Hawkins (9)	534,264	1%
Mark W. Moore, Ph.D. (10)	816,741	2%
John E. Burke (11)	237,928	*
Augustine G. Yee (12)	163,914	*
All directors and executive officers as a group (11 persons) (13)	18,058,476	46%

*	Less than 1% of the outstanding shares of Common Stock.

(1)	Includes, where indicated, shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. These options, granted under the 1998 Stock Incentive Plan and the 2000 Stock Incentive Plan, were immediately exercisable for shares subject to repurchase upon termination of employment. The right to repurchase terminates, and the shares for executive officers vest, as to 25% of the shares after one year of employment and monthly thereafter over the remaining three years. For William A. Scott, the right to repurchase terminates and shares vest monthly over three years.
(2)	Includes 190,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(3)	Includes 70,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(4)	Includes 8,579,301 shares held by entities affiliated with Credit Suisse First Boston and 60,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. Dr. Chambon, M.D., Ph.D. is a General Partner of the Sprout Group and is a member of our Board of Directors. Dr. Chambon disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest in these shares. Excludes a three-year warrant to purchase 457,143 shares of Common Stock at a price of $3.13 per share that will be granted in connection with a consulting agreement with Institut de Genetique Biologie et de Moleculaire et Cellulaire, a scientific foundation, that is under the direction of Professor Pierre Chambon, who is the father of Philippe Chambon, M.D., Ph.D. 5,541,918 shares are subject to a Voting Trust Agreement, dated as of October 2, 2001, by and among Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ ESC II, L.P., and Wells Fargo Bank Indiana, N.A., as trustee, as further described in note (3) above on the table entitled “5% Stockholders.”
(5)	Includes 60,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(6)	Includes 6,182,151 shares held by Stipa Investments, L.P. and 60,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. F. Noel Perry, a member of our Board of Directors, is a managing director of Baccharis Capital, Inc., which is the general partner of Stipa Investments, L.P. Mr. Perry is the sole natural person exercising voting and/or investment power with respect to the shares held by Stipa Investments, L.P., but Mr. Perry disclaims beneficial ownership of the shares held by such entity except to the extent of his pecuniary interest in these shares.
(7)	Includes 82,857 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(8)	Dr. Matthews’ employment ended February 12, 2003.
(9)	Includes 389,972 shares subject to repurchase as of April 1, 2003. On April 4, 2003 Deltagen announced that Mr. Hawkins would be leaving us upon completion of a transition to a new Chief Financial Officer.
(10)	Includes 424,285 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003 and 263,314 shares subject to repurchase as of April 1, 2003, and 14,285 shares held by family members and 15,785 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003 held by family members.
(11)	Includes 54,979 shares subject to repurchase as of April 1, 2003 and 171,428 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. Mr. Burke’s employment ended April 10, 2003.
(12)	Includes 9,527 shares subject to repurchase as of April 1, 2003. Mr. Yee’s employment ended February 26, 2003.
(13)	Includes 1,118,570 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003, and 454,478 shares are subject to repurchase as of April 1, 2003.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	7,808,286	5.90	4,704,922
Equity compensation plans not approved by security holders	—	—	—

Total	7,808,286	5.90	4,704,922

(1)	Amount includes 3,128,010 shares of our Common Stock available for future issuance under our 2000 Stock Incentive Plan at December 31, 2002, 561,031 shares of our Common Stock available for future issuance under our 1998 Stock Incentive Plan at December 31, 2002 and 1,015,881 shares of our Common Stock available for future issuance under our 2000 Employee Stock Purchase Plan at December 31, 2002. Our 2000 Stock Incentive Plan currently provides for annual increases in the amount of shares that may be awarded equal to the lesser of (i) 4,571,528, (ii) 5% of the fully diluted outstanding shares of our stock and (iii) a lesser amount determined by the Board. Our 2000 Employee Stock Purchase Plan provided for annual increases in the amount of shares that may be sold thereunder equal to the lesser of (i) 5% of the fully diluted outstanding shares of our stock and (ii) a lesser amount determined by the Board.

Item 13.     Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

Management Indebtedness

In March 2000, we issued 342,856 shares of Common Stock to Dr. Matthews in exchange for a full recourse promissory note of $536,700. The promissory note was collateralized by the 342,856 common shares and accrued interest at 6.8% per annum. The principal and all accrued unpaid interest were due and payable in March 2004, or upon Dr. Matthews’ termination of employment. In January 2003, pursuant to the transition agreement discussed in the Employment Agreements section above, Dr. Matthews repaid the entire balance of principal and accrued unpaid interest on the promissory note by: (i) selling to Deltagen all 342,856 shares that were pledged to Deltagen under the promissory note, some of the shares at the then-prevailing market price per share and others at the original price per share paid by him for such shares, (ii) surrendering all of his outstanding vested stock options that had exercise prices in excess of the market price of Deltagen’s shares and (iii) applying a portion of the post-termination of employment payments provided for under the transition agreement.

In March 2000, we issued 171,429 shares of Common Stock to Dr. Moore in exchange for a full recourse promissory note of $268,350. The promissory note is collateralized by the Common Stock and accrues interest at 6.8% per annum. The principal and all accrued and unpaid interest are due and payable in March 2004, or upon the termination of employment. In February 2003, Dr. Moore repaid the outstanding principal and interest by selling certain shares of our Common Stock held by him to us at then-prevailing prices and other shares held by him at the price paid by him for such shares at the time of issuance in March 2000.

In April 2001, we received non-recourse promissory notes from Augustine Yee and Terry Coley our Vice-President of Information Technology for $150,000 and $110,000, respectively. The promissory notes are collateralized solely by 58,824 and 43,137 shares of Common Stock, respectively and accrue interest at 4.94% per annum. The principal and all accrued and unpaid interest are due and payable in April 2006, or upon the termination of employment.

In March 2000 and May 2000, we received promissory notes from Mr. Yee and Dr. Coley, respectively, for $50,000 each. The promissory notes are collateralized by real estate and accrue interest at 6.80% and 6.08%, respectively. The principal and all accrued and unpaid interest were due and payable in May 2004. In January 2003 we forgave a portion of the principal and all accrued interest on these loans and Mr. Yee and Dr. Coley repaid the principal balance by selling shares of our Common Stock to us at then-prevailing market price.

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

Item 16.     Principal Accounting Fees and Services

The Audit Committee reviews and approves all audit and permissible non-audit services performed by PricewaterhouseCoopers LLP, our independent auditors, as well as the fees charged by PricewaterhouseCoopers LLP for such services. Upon recommendation by the Audit Committee, the Board of Directors selected PricewaterhouseCoopers LLP to act in the same capacity for the fiscal year ending December 31, 2003.

Audit Fees and All Other Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for 2002 and 2001 were as follows:

Audit Fees.    The aggregate fees billed by PricewaterhouseCoopers LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements included in our Forms 10-Q, and services provided in connection with regulatory filings were $159,620 and $138,700 for 2002 and 2001, respectively.

Audit-Related Fees.    The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered related to the performance of the audits and reviews of our financial statements and not reported as Audit Fees were $106,460 and $53,600 for 2002 and 2001, respectively. These services related to consultations on accounting and auditing matters.

Financial Information Systems Design and Implementation Fees.    The Company did not engage PricewaterhouseCoopers LLP to provide services regarding, and was not billed by PricewaterhouseCoopers LLP for any fees in respect of, financial information systems design and implementation for the fiscal years ended December 31, 2002 and 2001.

Tax Fees.    The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance were $15,000 and $15,000 for 2002 and 2001, respectively.

Other Fees.    No fees were billed by PricewaterhouseCoopers LLP during 2002 and 2001 other than fees for professional services reported as audit fees, audit-related fees and tax fees above.

There were no fees incurred or paid to PricewaterhouseCoopers LLP for which pre-approval by the Audit Committee was waived.

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

Date: April 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Capacity	Date

/s/ JOSEPH M. LIMBER Joseph M. Limber		Interim Chief Executive Officer (Principal Executive Officer)	April 30, 2003

/s/ RICHARD H. HAWKINS Richard H. Hawkins		(Principal Financial Officer and Principal Accounting Officer)	April 30, 2003

* Constantine E. Anagnostopoulos		Chairman, Board of Directors	April 30, 2003

* Philippe O. Chambon		Director	April 30, 2003

* Thomas A. Penn		Director	April 30, 2003

* F. Noel Perry		Director	April 30, 2003

* William A. Scott		Director	April 30, 2003

* David W. Beier		Director	April 30, 2003

*By:	/s/ JOSEPH M. LIMBER Joseph M. Limber Attorney-in-fact

CERTIFICATIONS

I, Joseph Limber, certify that:

1.	I have reviewed this annual report on Form 10-K of Deltagen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ RICHARD H. HAWKINS
Richard H. Hawkins (Principal Financial Officer)

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit No.	Exhibit

2.1*	Purchase Agreement with Bristol-Myers Squibb Company dated February 8, 2002(1)

2.2*	Amendment to Purchase Agreement with Bristol-Myers Squibb Company dated February 14, 2002(1)

2.3†*	Agreement and Plan of Merger and Reorganization with Arcaris, Inc. dated July 24, 200(2)

2.4†*	Agreement and Plan of Merger and Reorganization with XenoPharm, Inc. dated January 15, 2002(8)

3(i).1	Restated Certificate of Incorporation(8)

3(ii).1	Bylaws of the Registrant(4)

4.1	Specimen Common Stock Certificate(4)

4.2	Investors’ Rights Agreement dated May 27, 1999(4)

4.3	Investors’ Rights Agreement dated January 21, 2000(4)

4.4	Common Stock Purchase Agreement with Rathmann Family Trust dated October 10, 2001(8)

4.5	Registration Rights Agreement dated February 16, 2002(5)

4.6	Common Stock Purchase Agreement dated May 15, 2002(10)

4.7*	Stock Purchase Agreement dated April 2, 2003(12)

4.8+	Warrant to be issued to Woodside Technology Center, LLC

4.9+	Warrant to be issued to AMB Property, L.P.

4.10+	Warrant to be issued to Willow Park

10.1.1	1998 Stock Incentive Plan(4)

10.1.2	Form of Option Agreement under 1998 Stock Incentive Plan(4)

10.2.1	2000 Stock Incentive Plan(4)

10.2.2	Form of Incentive Option Agreement under 2000 Stock Incentive Plan(4)

10.2.3	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan(4)

10.3	2000 Employee Stock Purchase Plan(4)

10.4†	Agreement with University of Edinburgh(4)

10.5.1	Lease Agreement for 1031 Bing Street, San Carlos, California(4)

10.5.2	Addendum to Lease Agreement(4)

10.5.3	First Amendment to Lease Agreement(4)

10.6	Lease Agreement for 1003 Hamilton Avenue, Menlo Park, California(4)

10.7	Form of Indemnification Agreement(4)

10.8	Agreement with William Matthews, Ph.D.(4)

10.9	Agreement with Mark W. Moore, Ph.D.(4)

10.10	Agreement with Augustine G. Yee, Esq.(4)

10.11	Agreement with Terry Coley, Ph.D.(4)

10.12	Series B Preferred Stock Warrant issued to Silicon Valley Bank(4)

10.13	Series B Preferred Stock Warrant issued to LMSI(4)

10.14	Agreement with IGBMC(4)

10.15	Promissory Note between Deltagen and William Matthews, Ph.D.(4)

Exhibit No.	Exhibit

10.16	Promissory Note between Deltagen and Mark W. Moore, Ph.D.(4)

10.17†	Agreement with Roche Biosciences, Inc. dated October 2, 1998(4)

10.18†	Agreement with Pfizer, Inc. dated December 22, 1998(4)

10.19†	Agreement with Schering-Plough dated December 16, 1999(4)

10.20†	Agreement with Merck dated December 21, 1999(4)

10.21†	Agreement with Glaxo dated June 27, 2000(4)

10.22†	Collaboration Agreement with Glaxo dated June 27, 2000(4)

10.23†	Agreement with Affymetrix, Inc. dated July 12, 2000(4)

10.24	Series C Preferred Stock Warrant issued to IGBMC(4)

10.25	Lease Agreements for 1210 and 1255 Hamilton Court, Menlo Park, California(6)

10.25.1*+	Lease Termination Agreement dated March 27, 2003

10.25.2+	First Amendment to Lease Termination Agreement dated April 1, 2003

10.25.3+	Second Amendment to Lease Termination Agreement dated April 2, 2003

10.26†	Agreement with Pfizer, Inc. dated July 1, 2000(6)

10.27	Agreement with John E. Burke(6)

10.28	Agreement with Richard Hawkins(6)

10.29	Agreement with Brian Crowley(6)

10.30	Lease Agreement for 740 Bay Road, Redwood City, California(7)

10.30.1*+	Option Agreement dated March 31, 2003

10.31.1	Sublease Agreement for 700 Bay Road, Redwood City, California(7)

10.31.2	Consent to Sublease Agreement for 700 Bay Road, Redwood City, California(7)

10.31.3+	Conditional Forbearance Agreement dated April 1, 2003

10.32†	Agreement with Hyseq, Inc. dated October 9, 2001(9)

10.33	Lease Purchase Agreement dated August 29, 2001(8)

10.34	Loan Agreement dated August 29, 2001(8)

10.35	Guarantor Agreement dated August 29, 2001(8)

10.36†	Research Subscription Agreement with Merck & Co., Inc. dated February 8, 2002(8)

10.37	Promissory Note between Deltagen and Augustine Yee dated April 16, 2001(8)

10.38	Promissory Note between Deltagen and Terry Coley dated April 16, 2001(8)

10.39	Lease Agreement for 4570 Executive Drive, San Diego, California(8)

10.39.1*+	Agreement with Bristol-Myers Squibb dated February 28, 2003

10.39.2+	Lease Assignment and Assumption Agreement dated March 1, 2003

10.40	Agreement with Peter L. Myers(8)

10.41	Amendment to Employment Agreement with William Matthews dated June 26, 2002(10)

10.42	Agreement with Michael Sember dated July 30, 2002(10)

10.43	Promissory Note from Michael Sember dated June 24, 2002(10)

10.44	Loan Agreement with Michael Sember dated June 24, 2002(10)

10.45	Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002(10)

10.46	Non-recourse Receivables Purchase Agreement dated July 1, 2002(10)

10.47	Change of Control Severance Pay Plan for Officers adopted June 26, 2002(10)

Exhibit No.	Exhibit

10.48	Amendment of Employment Agreement with Michael Sember(11)

10.49	Loan Modification Agreement to Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002(11)

10.50+	Second Amended and Restated Employment Agreement with Richard H. Hawkins dated February 13, 2003

10.51*+	Agreement with Mark Moore dated February 14, 2003

10.52+	Consulting Agreement with William Matthews dated January 2003

10.53*+	Transition Agreement and Release with William Matthews dated January 20, 2003

10.54+	Separation Agreement and Release with Michael Sember dated January 17, 2003

10.55*	Secured Note Purchase Agreement dated April 2, 2003(13)

10.56	Voting Agreement dated April 2, 2003(14)

10.57*	Security Agreement dated April 2, 2003(15)

10.58	Form of Secured Promissory Note dated April 2, 2003(16)

10.59	Agreement with Joseph M. Limber dated April 2, 2003(17)

10.60+	Separation Agreement with Augustine G. Yee dated February 26, 2003

10.61+	Agreement with Augustine G. Yee dated January 6, 2003

10.62+	Master Security Agreement with General Electric Capital Corporation dated June 15, 2000

10.62.1+	Amendment to Master Security Agreement with General Electric Capital Corporation dated June 15, 2000

10.62.2+	Additional Collateral Rider to Master Security Agreement with General Electric Capital Corporation dated April 2003

10.63*	Sublease dated June 15, 2001

10.63.1+	Amendment to Sublease date June 15, 2001

10.63.2+	Sublease Termination Agreement dated March 31, 2003

21+	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1+	Power of Attorney.

99.1	Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to portions of these agreements.
*	The schedules and exhibits to these agreements, as set forth in the respective Table of Contents thereto (if any), have not been filed herewith, pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.
+	Previously filed.
(1)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.
(2)	Incorporated by reference to Exhibit 10.32 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 9, 2001.
(3)	Incorporated by reference to Exhibit 3.(ii).2 filed with Registrant’s Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.
(4)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-34668) declared effective on August 2, 2000.

(5)	Incorporated by reference to Exhibit 2.3 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on March 4, 2002.
(6)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on April 2, 2001.
(7)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 9, 2001.
(8)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K (File No. 000-31147) filed on March 29, 2002.
(9)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Amended Annual Report on Form 10-K (File No. 000-31147) filed on August 9, 2002.
(10)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on August 13, 2002.
(11)	Incorporated by reference to the identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31147) filed on November 14, 2002.
(12)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(13)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(14)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(15)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(16)	Incorporated by reference to Exhibit 10.4 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.
(17)	Incorporated by reference to Exhibit 10.5 filed with Registrant’s Current Report on Form 8-K (File No. 000-31147) filed on April 4, 2003.