Form 10-Q
period 2003-03-31
DELTAGEN INC
filed 2003-05-20
CIK 1034072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-31147

DELTAGEN, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3260659
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

700 Bay Road, Redwood City, CA	94063
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $0.001 par value	38,852,427
Class	Outstanding at May 9, 2003

DELTAGEN, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTAGEN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$2,664	$7,671
Restricted cash	40	10,590
Marketable securities	—	6,145
Accounts receivable, net	2,518	5,523
Prepaid expenses and other current assets	2,311	3,358

Total current assets	7,533	33,287
Property, plant and equipment, net	34,052	35,458
Intangible assets, net	4,580	5,165
Notes receivable from related parties	320	420
Restricted cash	6,253	6,185

Other assets	2,118	2,124

Total assets	$54,856	$82,639

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,916	$5,785
Accrued liabilities	12,256	9,918
Current portion of capital lease obligations	19	20
Current portion of loans payable	2,447	12,576
Current portion of deferred revenue	12,998	14,724

Total current liabilities	32,636	43,023
Capital lease obligations, less current portion	5	7
Loans payable, less current portion	2,551	2,960
Other long-term liabilities	—	—
Deferred credit	2,953	2,953
Deferred revenue, less current portion	3,028	3,010

Total liabilities	41,173	51,953

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 75,000,000 shares, issued and outstanding: 39,144,337 and 40,986,893 shares at March 31, 2003 and December 31, 2002, respectively	39	41
Treasury stock	(863)	—
Additional paid-in capital	238,786	238,352
Unearned stock-based compensation	—	(602)
Notes receivable from stockholders	—	(805)
Accumulated deficit	(224,279)	(206,300)

Total stockholders’ equity	13,683	30,686

Total liabilities and stockholders’ equity	$54,856	$82,639

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Revenue	$4,605	$2,615

Costs and expenses:
Research and development	10,126	16,797
Selling, general and administrative	3,032	4,829
Restructuring charges	9,262	—

Total costs and expenses	22,420	21,626

Loss from operations	(17,815)	(19,011)
Interest income	23	459
Interest expense	(187)	(196)

Net loss	$(17,979)	$(18,748)

Net loss per common share, basic and diluted	$(0.45)	$(0.57)

Weighted average shares used in computing net loss per common share, basic and diluted	39,795	32,877

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(17,979)	$(18,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,613	1,384
Amortization of equipment under capital lease	7	7
Amortization of warrants issued in connection with loans	—	11
Amortization of intangible assets	585	619
Amortization of unearned stock-based compensation expense	1,008	678
Amortization of premium (discount) on marketable securities	145	165
Write-off of in-process research and development costs	—	110
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,005	(9,213)
Prepaid expenses and other current assets	1,047	(34)
Other assets	(187)	(547)
Accounts payable	(1,502)	2,155
Accrued expenses	2,338	(517)
Deferred revenue	(1,708)	8,851

Net cash used in operating activities	(11,628)	(15,079)

Cash flows from investing activities:
Purchase of marketable securities	—	(15,352)
Maturities of marketable securities	6,000	5,000
Acquisition of property, plant and equipment	(1,796)	(52)
Acquisition of leasehold improvements	2,216	(2,940)
Restricted cash	10,482	25
Acquisition of BMSPRL, L.L.C., net of cash acquired	—	(418)
Acquisition of XenoPharm, Inc., net of cash acquired	—	(497)

Net cash provided by (used in) investing activities	16,902	(14,234)

Cash flows from financing activities:
Principal payments under capital lease obligations	(3)	(3)
Repayment of loans payable	(10,538)	(730)
Proceeds from the issuance of loans payable	—	3,480
Collection of notes receivable from stockholders	190	—
Proceeds from the issuance of common stock, net of issuance costs and stock repurchased	70	276

Net cash provided by (used in) financing activities	(10,281)	3,023

Net decrease in cash and cash equivalents	(5,007)	(26,290)
Cash and cash equivalents, beginning of period	7,671	61,363

Cash and cash equivalents, end of period	$2,664	$35,073

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$187	$196
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired with accounts payable	$633	$1,571
Reversal of unearned stock-based compensation	—	$138
Issuance of common stock in connection with BMSPRL, L.L.C., acquisition	$—	$23,510
Issuance of common stock in connection with XenoPharm, Inc. acquisition	$—	$3,622
Collection of notes receivable from related parties in exchange for stock	$100	$—
Collection of notes receivable from stockholders in exchange for stock	$615	$—
Other assets settled in exchange for stock	$193	$—

The accompanying notes are an integral part of these consolidated financial statements.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2003

1. Business of the Company

Deltagen, founded in 1997 and headquartered in Redwood City, California, uses in vivo mammalian gene function information to define the function and disease relevance of mammalian genes for the purpose of discovering and validating novel drug targets. The Company’s proprietary information platform serves the Company’s customers in their efforts to discover potential new drug therapies.

2. Basis of Presentation

The accompanying interim consolidated financial statements as of March 31, 2003 of Deltagen, Inc. (the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and its results of operations and its cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period. Certain costs and expenses in the three months ended March 31, 2002 have been reclassified to conform to the presentation in the three months ended March 31, 2003. Certain balances at December 31, 2002 have been reclassified to conform to the presentation at March 31, 2003.

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A (File No. 000-31147) filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2003.

The Company’s commercial operations commenced during 2000 at which time it emerged from the development stage. The Company has incurred net losses since inception of $224,279,000 and may incur net losses and negative cash flow from operations for at least the next several years. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include increasing sales by refocusing on providing drug discovery services to the biopharmaceutical industry and reducing cash spending during the current fiscal year resulting from the continued down sizing of the Company and elimination of the Company’s internal small molecule drug discovery programs. These reduction efforts began in the third quarter of fiscal year 2002 and have continued into 2003 and are expected to reduce the current cash outflows. Management also recognizes the need for an infusion of cash during the year ended December 31, 2003. In April 2003, the Company received a minimum commitment for $10,000,000 in equity capital from existing institutional investors subject to shareholder approval and satisfaction of closing conditions. The Company will finance its operations primarily through its cash and cash equivalents and future revenues. The Company requires additional funding and will attempt to sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities. The sale of additional equity or debt securities would likely result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

While the Company is aggressively pursuing the actions discussed above, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations or obtain additional funding sources. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

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

4. Net Loss Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of potentially dilutive securities consisting of restricted stock, stock options and warrants. Potentially dilutive securities have been excluded from the diluted earnings per share calculations as they have an antidilutive effect due to the Company’s net losses.

A reconciliation of the numerator and denominator used in the net loss per share calculations is as follows:

	Three Months ended March 31,
	2003	2002
Basic and diluted:
Net loss	$(17,979)	$(18,748)

Weighted average shares of common stock outstanding	40,539	33,470
Less: Weighted average shares subject to repurchase	(744)	(593)

Weighted average shares used in basic and diluted net loss per share	39,795	32,877

Net loss per common share	$(0.45)	$(0.57)

The following unvested common stock subject to repurchase, outstanding options and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Three Months ended March 31,
	2003	2002
	(in thousands)
Unvested common stock subject to repurchase	1,286	543
Options to purchase common stock	3,476	8,851
Warrants to purchase common stock	472	472

Total potentially dilutive securities excluded from the computation of earnings per share as their effect was antidilutive	5,234	9,866

5. Accounting for Stock Based Compensation

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

The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option and stock purchase plans.

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(17,979)	$(18,748)
Add: Stock-based employee compensation expense included in reported net loss	1,008	678
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(598)	(1,687)

Pro forma net loss	$(17,569)	$(19,757)

Basic and diluted net loss per common share:
As reported	$(0.45)	$(0.57)

Pro forma	$(0.44)	$(0.60)

The above pro forma disclosures are not likely to be representative of the effects on net income (loss) and basic and diluted net income (loss) per share in future years because options vest over several years and additional grants are made each year.

6. Notes Receivable

Notes Receivable from Related Parties

In January 2003, an amount equal to $41,000, including accrued interest, of the outstanding balance of a promissory note for $50,000 from an officer was forgiven. The remaining balance of the note and the remaining accrued interest was settled in exchange for the repurchase of 64,383 shares of common stock.

In January 2003, an amount equal to $43,000, including accrued interest, of the outstanding balance of a promissory note for $50,000 from an officer was forgiven. The remaining balance of the note and the remaining accrued interest was settled in exchange for the repurchase of 64,657 shares of common stock.

Notes Receivable from Stockholders

In January 2003, a promissory note from an officer in the amount of $537,000 and accrued interest of $102,000 was settled in exchange for $190,000 in cash payments related to his separation agreement, the repurchase of 573,014 vested shares of common stock at $0.49 per share and 107,146 unvested shares of common stock at $1.57 per share.

In February 2003, a promissory note from an officer in the amount of $268,000 and accrued interest of $53,000 was settled in exchange for the repurchase of 792,601 vested shares of common stock at $0.30 per share and 53,573 unvested shares of common stock at $1.57 per share.

7. Loans Payable

In March 2003, the Company repaid in full, without penalty, the outstanding balance of $10,000,000 under its term loan facility. As a result of this payment, the Company is no longer required to maintain restricted cash balances of $10,500,000 as security for the loan facility.

Future principal payments of loans payable at March 31, 2003 are as follows (in thousands):

Amount
Year Ending December 31,
2003 (April 1, 2003 through December 31, 2003)	$1,843
2004	2,248
2005	907

Total	$4,998

8. Research and Development Collaborations and License Agreements

On February 8, 2002, the Company entered into its third DeltaBase subscription agreement with Merck & Co., Inc. Under the DeltaBase agreement, Merck has the right to access DeltaBase information on gene function based upon knockout mouse studies. The DeltaBase agreement also grants Merck non-exclusive, worldwide licenses to knockout mice, materials and intellectual property rights under DeltaBase. The Company will receive an aggregate of $15,250,000 in subscription licensing and access fees during the term of the agreement. Merck will have non-exclusive access to information related to 750 genes and access to certain of the corresponding DeltaBase intellectual property rights. Revenues recognized related to this agreement were $1,531,000 in the three months ended March 31, 2003. Deferred revenues related to this agreement were $4,674,000 and $8,990,000 at March 31, 2003 and 2002, respectively. No revenue was recognized related to this agreement during the three months ended March 31, 2002.

In February 2003, the Company granted a royalty-free, fully paid, worldwide, non-exclusive, non-transferable, non-sublicenseable, internal license to Bristol-Meyers Squibb Company for certain patent rights in exchange for 1,800,000 shares of Deltagen, Inc. common stock. No revenue was recognized related to this agreement during the three months ended March 31, 2003.

9. Acquisitions

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

Accordingly, the results of operations of BMSPRL and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements starting on February 16, 2002.

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

The amount allocated to completed technology was being amortized over the estimated useful life of three to ten years using the straight-line method. All of this completed technology was written-off as part of the charge for intangible asset impairment during 2002.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. This goodwill was written-off as part of the charge for goodwill impairment during 2002.

On October 2, 2002, the Company announced a cost savings and business restructuring plan to reduce cash burn rate. The plan included the closing of the San Diego facility that housed the DRL operations. As a result of the restructuring plan, substantially all DRL activities and chemistry capabilities have ceased or been eliminated.

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

The results of operations of XenoPharm and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements starting on March 14, 2002.

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

        The completed technology consisted of transgenic animal models. The value of the completed technology was determined by estimating the future cash flows from the technology, discounting the net cash flows back to their present value. The net cash flows from the identified technologies were expected to commence at various times in 2002, and were based on estimates of revenues, cost of revenues, selling, general and administrative costs and applicable income taxes. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis based upon comparable public companies, adjusted upward to reflect additional inherent risks. Such discount rates ranged between 45% and 50% for all projects. The Company has generated no revenue to date from this technology as of March 31, 2003. The future generation of revenues from the technologies remains a substantial risk to the Company due to factors including rapidly changing customer markets and competitive threats from other companies.

The amount allocated to completed technology is being amortized over the estimated useful life of three years using the straight-line method due to rapidly changing customer markets and competitive threats from other companies.

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

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data) (unaudited)
Revenues	$4,605	$2,615
Net loss	$(17,979)	$(21,895)
Basic and diluted EPS	$(0.45)	$(0.63)

10. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing:
Acquired completed technology	$7,016	$2,436	$16,616	$4,348
Impairment loss on acquired completed technology	—	—	(9,600)	(2,497)

Carrying amount	$7,016	$2,436	$7,016	$1,851

At March 31, 2003 amortization expense was expected to be as follows (in thousands):

Amortization
Year Ending December 31,
2003	$1,754
2004	2,339
2005	487

Total	$4,580

Amortization expense was $585,000 and $619,000 in the three months ended March 31, 2003 and 2002, respectively.

11. Business Restructuring

On January 6, 2003, the Company announced a business restructuring and cost reduction plan. The Company’s business strategy will focus on providing drug discovery tools and services to the biopharmaceutical industry utilizing the Company’s proprietary in vivo mammalian transgenic technologies. The Company has decided to terminate its internal small molecule drug discovery and development programs.

As part of this restructuring, the Company reduced its staff to approximately 200 employees. The plan included the closing of its Strasbourg, France operations and its Salt Lake City operations acquired in the acquisition of Arcaris, Inc. and the planned consolidation of core activities into the Company’s Redwood City, California facility.

Facility Leases

In March 2003, the Company entered into an agreement with the landlord of its Menlo Park, California facilities to terminate its remaining lease obligations. The agreement required the Company to make a termination payment of $500,000 and pay decommissioning costs of $12,000 in March 2003, forfeit restricted cash underlying letters of credit totaling $431,000 in April 2004 and issue warrants to purchase 250,000 shares of the Company’s Common or Series A Convertible Preferred Stock at the landlord’s option. The value of the warrants at March 31, 2003 was approximately $50,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. The Company had ceased using these facilities in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, the Company entered into an agreement with the landlord of its Alameda, California facility to terminate its remaining sub-lease obligation. The agreement requires the Company to forfeit restricted cash underlying letters of credit totaling approximately $211,000 and make a termination payment of $590,000 on or before August 31, 2003 or the date of the closing of the Company’s sale of not less than $10,000,000 of its equity securities. The Company had ceased using this facility in February 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, the Company entered into an option agreement with the landlord of one of its Redwood City, California facilities to terminate its remaining lease obligation. The agreement requires the Company to forfeit restricted cash underlying letters of credit totaling approximately $1,701,000, make termination payments of $1,200,000 on or before August 31, 2003 and $200,000 on or before January 15, 2005 and to issue warrants to purchase 900,000 shares of the Company’s Common or Series A Preferred Stock at the landlord’s option plus additional warrants equal to 0.05 warrants per dollar for each dollar of Series A preferred stock issued in excess of $10,000,000. The value of the warrants at March 31, 2003 was approximately $278,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: warrants to purchase 1,400,000 shares of the Company’s Common or Series A Convertible Preferred Stock, dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. The Company had ceased using this facility in February 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, the Company entered into an assignment agreement related to its remaining lease obligation on its San Diego, California facility. The agreement requires the Company to forfeit lease deposits totaling approximately $191,000 and other costs of $275,000. The Company had ceased using this facility in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

Business Restructuring Charges

The Company recorded a restructuring charge of $9,262,000 in the first quarter of 2003 for severance and other employee related costs, costs associated with lease obligations and settlements and other costs associated with the consolidation of the Company’s facilities. These costs relate to the Company’s operations in the San Francisco Bay Area, Strasbourg, France, Salt Lake City, Utah (Arcaris acquisition in 2001) and excess facilities in Alameda, Menlo Park and Redwood City, California.

On October 2, 2002, the Company announced a business restructuring and plan to reduce expenses. The Company’s business strategy will focus on tools, services and targets for the discovery and development of small molecule drugs. These products and services will be marketed to the biopharmaceutical industry and will serve to complement the Company’s production and licensing of its DeltaBase product. The Company also expects to continue to pursue its development in secreted proteins through its current and potential future collaborations.

As part of this restructuring, the Company reduced its staff by approximately 130 employees. The plan included the closing of its San Diego operations acquired in the acquisition of BMSPRL, L.L.C., as discussed in Note 9, the planned exit from its operations in Europe and the planned consolidation of core activities into the Company’s Redwood City, CA and Salt Lake City, UT facilities.

As a result of these actions, the Company recorded a charge in 2002 of $7,100,000 for the impairment of intangible assets related to activities that will no longer be pursued or that will be scaled back, $7,500,000 for the impairment of property and equipment and $4,900,000 for the impairment of leasehold improvements. The Company also recorded a charge in 2002 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in San Diego, California (BMSPRL, L.L.C. acquisition), Salt Lake City, Utah (Arcaris, Inc. acquisition in 2001) and Europe.

The following table sets forth certain details associated with the business restructuring charges in 2003 and the obligations recorded in 2002 for cost reductions programs enacted in 2002 (in thousands of dollars):

	Accrual at December 31, 2002	2003 Restructuring Charges	Cash (Payments) Receipts	Non-cash Transactions	Accrual at March 31, 2003
Retention bonuses, severance, and executive compensation	$1,552	$2,485	$(2,703)	$(115)	$1,219
Lease settlements	126	4,206	(1,193)	1,913	5,052
Legal and consulting fees	77	669	(258)	(84)	404
Other	1,099	1,902	(200)	(1,297)	1,504

	$2,854	$9,262	$(4,354)	$417	$8,179

It is anticipated that a majority of the remaining accrual will be paid during fiscal year 2003.

12. Subsequent Events

Business Restructuring

In April 2003, the Company announced a further 50 employee reduction in staff to approximately 150 employees. The Company expects to record a charge of approximately $780,000 in the second quarter of 2003 for final facilities closures, employee severance and other related costs.

Facility Leases

In April 2003, the Company entered into a forbearance agreement related to the lease of its principal operating and administrative facility in Redwood City, CA. This agreement provides for lease rent and certain facility operating expense to be paid from the Company’s $1,500,000 cash security deposit or $500,000 restricted cash related to letters of credit in 2003. Lease rent is also reduced by approximately 25% during the forbearance period. The agreement has certain default criteria that if breeched would cause the lease rent to revert to prior levels retroactively.

Events that would cause a default include:

•	month end unrestricted cash balances of less than $500,000 prior to December 31, 2003 and less than $1.5 million at each month end thereafter;

•	default or breach by the Company under any credit agreement, lease guaranty or any other obligation to which it is bound where the liability exceeds $750,000 and which is not cured within 30 days;

•	the revocation, termination or suspension of any license, franchise, permit or other authorization necessary for the manufacture or sale of the Company’s product as result of a breach, act or omission by the Company which is not reinstated or reissued within 45 days of such revocation, termination or suspension;

•	failure by the Company to receive, on or before August 31, 2003, net additional proceeds of $5 million or more from one or more equity capital investments.

Bridge Loan and Commitment for Equity Financing

        In April 2003, the Company obtained a minimum commitment for $10,000,000 in equity capital from existing institutional investors to purchase Series A Convertible Preferred Stock in a transaction referred to here in as a private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, the Company’s stockholders will be asked to approve a number of other matters including a reverse stock split.

Under the terms of the private placement, the investors have agreed to purchase $10,000,000 of Series A Convertible Preferred Stock. The preferred stock is convertible into common stock on a 1:1 basis. The preferred stock will be issued at a 25% discount to the five-day average closing common stock price for the period ending three days prior to closing. The preferred stock bears no dividend, has a liquidation preference right equal to the amount invested in the preferred stock and standard anti-dilution protections. The terms of the preferred stock agreement include the right to appoint designees to a total of three seats on the Company’s Board of Directors. The Company expects to record a charge related to the beneficial conversion feature in connection with the issuance of the Series A Convertible Preferred Stock.

The Company also obtained a secured bridge loan commitment from the same investors of $5,000,000. This facility can be increased to $6,000,000 upon the occurrence of certain events and milestones and is collateralized by all of the Company’s assets not pledged to the equipment loans. The loan bears interest at 10% per annum. The principal and interest on the bridge loan will be repaid upon the earlier of the closing of the private placement with a portion of the proceeds thereof or August 31, 2003. There are financial covenants to the bridge loan associated with cash and earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance versus forecast which if not met could lead to loan default and acceleration of the loan.

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

Loans Payable

In April 2003, the Company reached an agreement with a General Electric Capital Corporation to restructure its existing loan agreements. The existing loan agreements had outstanding balances at March 31, 2003 of $4,998,000 and were payable in monthly installments at interest rates ranging from 8.87% to 12.75% with maturities to July 2005. Under the terms of the restructuring, the Company forfeited letters of credit totaling $2,316,000 to the lender in partial payment of the loans and entered into a new loan for the remaining balance of $2,732,000. The new loan will bear an interest rate of 10.50% and is required to be repaid in 18 monthly installments, beginning in April 2003. The loan is collateralized by a first position security interest in certain fixed assets and a second position security interest in substantially all of the Company’s other assets.

Future principal payments of loans payable after April 1, 2003 are as follows (in thousands):

Amount
Year Ending December 31,
2003	$1,325
2004	1,407

Total	$2,732

Legal Matters

On April 28, 2003, the Company received from Lexicon a letter which Lexicon claims serves as notice of termination of the sublicense agreement under which the Company obtained a commercial license to the ‘215 patent and the Capecchi patents. In this letter, Lexicon specified two grounds that allegedly entitles Lexicon to terminate the sublicense agreement: (1) the Company’s purported material breach of the DeltaBase agreement, under which Lexicon obtained a commercial license to our DeltaBase product; and (2) the Company’s purported insolvency. On April 29, 2003, the Company received from Lexicon a letter which Lexicon claims serves as notice under the DeltaBase agreement of: (1) Lexicon’s alleged entitlement to damages in the amount of $25,000,000, plus attorneys’ fees and costs, for the Company’s purported material breach of the DeltaBase agreement; and (2) alleged noncompliance with the content criteria in the DeltaBase agreement. The Company believes that Lexicon’s claims and allegations are without merit, and intends to promptly address these claims according to the dispute resolution procedures provided by the settlement and other agreements between Lexicon and Deltagen. The possible loss or the range of the possible loss cannot be estimated at this time.

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

Our recent acquisition of XenoPharm, Inc. (“XenoPharm,”) further complements our target validation and characterization technologies. XenoPharm provides a proprietary technology platform to evaluate the metabolism of drug candidates, to improve the predictive value of cell - and animal-based biomedical research and predict the reaction of a drug candidate in a human system, thereby screening candidates for improved chances of clinical success.

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

The DeltaSelect program was our initial program. Customers received phenotypic target validation information for selected genes on a fee-for-service basis. This program was provided to validate our proprietary technology and promote interest in the DeltaBase product that became available in 2000. We believe that the DeltaSelect program has provided validation of our proprietary platform technology and promoted interest in DeltaBase, however, the revenues generated from the DeltaSelect program have to date not been significant and have with time become relatively less significant. We anticipate that revenues from DeltaSelect will continue to become less significant and that DeltaSelect will be utilized only under very limited circumstances to develop new technologies, product offerings and programs in collaboration with pharmaceutical companies.

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

Revenue for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

Revenue	2003	2002
DeltaBase	$3,769	$2,105
Other (includes DeltaSelect and other research collaborations)	836	510

Total	$4,605	$2,615

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

We had net losses of $18.0 million and $18.7 million for the three months ended March 31, 2003 and 2002, respectively. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations, asset impairment and restructuring charges and non-cash charges for amortization of unearned stock-based compensation costs and amortization of intangibles. Amortization totaled $585,000 and $619,000 for the three months ended March 31, 2003 and 2002, respectively. The quarter ended March 31, 2003 included a $9.3 million charge for restructuring charges. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function database and our secreted protein program, we may incur research and development and selling, general and administrative costs that may exceed revenues. As a result, we may report net losses through the next several years.

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

During the three months ended March 31, 2003, we recorded unearned stock-based compensation of approximately $1.0 million. This amount is being amortized as charges to operations over the respective vesting period of the individual stock options, generally four years. During the three months ended March 31, 2002, we reversed approximately $138,000 of unearned stock-based compensation related to unvested stock options due to employee terminations and changes in the fair market value of our common stock.

We may incur additional stock-based compensation expense in the future as a result of both options or other securities granted at below fair market value and fluctuations in the market value of our stock that have a direct impact on the value of options and warrants held by non-employees.

Major Developments since December 31, 2002

On January 6, 2003, we announced a cost savings and business restructuring plan to reduce our cash expenditures. As part of this restructuring plan, we closed the Salt Lake City facility that housed the Deltagen Proteomics, Inc. operations. As a result of the restructuring plan, substantially all Deltagen Proteomics, Inc. activities and capabilities have ceased or been eliminated.

The Company’s restructuring efforts are expected to reduce operating costs and decrease cash outflows from operations going forward. The restructuring efforts are not expected to impact potential revenues from the Company’s core business of providing derived mammalian gene function information to define the function and disease relevance of mammalian genes. Since internal drug development efforts will no longer be pursued, any potential revenues that the Company might have realized from such pursuits will not occur. There are no available estimates for the forgone revenue opportunities related to such efforts. The total expected annual cost savings from ongoing operations as well as the abandonment of drug development efforts is expected to be approximately $79 million. Total annual operating cash cost savings from ongoing operations are expected to be approximately $20 million in 2003 with such savings beginning in Q1 2003 ($13.4 million from R&D activities and $6.6 million from G&A activities which include approximately $9.9 million due to headcount reductions that began in October 2002) Total annual cash cost savings from the abandonment of drug development efforts are expected to be approximately $57.6 million. Depreciation expense is not expected to be materially impacted by the restructuring activities. Due to the write-off of certain intangible assets in 2002, the expense reduction for the amortization of intangible assets is expected to be $1.4 million in 2003. As a result of the renegotiation of existing and excess facilities, the Company reduced its aggregate future minimum lease commitments from 2003 forward by approximately $70 million. Additional restructuring charges of $780,000 are expected in the second quarter of 2003.

Restructuring Activities

With the acquisitions of Arcaris, Inc. and BMSPRL, L.L.C. and the expansion of our internal drug development efforts, the number of employees peaked at 450 by September 30, 2002 and we were leasing ten facilities. Given the significant net cash outflow from operations and the difficulty in accessing additional capital, we undertook a series of cost cutting measures beginning in October 2002. These included workforce reductions in October 2002, January 2003 and April 2003 and the closure of our operations outside of the San Francisco Bay Area, including the closure of Arcaris, BMSPRL and Europe operations. Remaining operations are being consolidated into our recently renovated 132,000 square foot facility in Redwood City, California. We discontinued our internal drug discovery efforts and refocused our strategies and operations on providing drug discovery tools and services to the biopharmaceutical industry utilizing the Company’s proprietary core mammalian in vivo transgenic technologies. In addition to the workforce reduction and cost cutting actions, we negotiated settlement of obligations with certain landlords, lenders and vendors.

Facility Leases

In March 2003, we entered into an agreement with the landlord of our Menlo Park, California facilities to terminate our remaining lease obligations. The agreement required us to make a termination payment of $500,000 and pay decommissioning costs of $12,000 in March 2003, forfeit restricted cash underlying letters of credit totaling $431,000 in April 2004 and issue warrants to purchase 250,000 shares of our Common or Series A Preferred Stock at the landlord’s option. The value of the warrants at March 31, 2003 was approximately $50,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. We ceased using these facilities in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, we entered into an agreement with the landlord of our Alameda, California facility to terminate our remaining sub-lease obligation. The agreement requires us to forfeit restricted cash underlying letters of credit totaling approximately $211,000 and make a termination payment of $590,000 on or before August 31, 2003 or the date of the closing of our sale of not less than $10,000,000 of our equity securities. We ceased using this facility in February 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, we entered into an option agreement with the landlord of one of our Redwood City, California facilities to terminate our remaining lease obligation. The agreement requires us to forfeit restricted cash underlying letters of credit totaling approximately $1.7 million, make termination payments of $1.2 million on or before August 31, 2003 and $200,000 on or before January 15, 2005 and to issue warrants to purchase 900,000 shares of our Common or Series A Preferred Stock at the landlord’s option plus additional warrants equal to 0.05 warrants per dollar for each dollar of Series A preferred stock issued in excess of $10 million. The value of the warrants at March 31, 2003 was approximately $278,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: warrants to purchase 1,400,000 shares of the Company’s Common or Series A Preferred Stock, dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. We ceased using this facility in February 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, we entered into an assignment agreement related to our remaining lease obligation on our San Diego, California facility. The agreement requires us to forfeit lease deposits totaling approximately $191,000 and incur other costs of $275,000. We ceased using this facility in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In April 2003 we entered into a forbearance agreement related to the lease of our principal operating and administrative facility in Redwood City, California. This agreement provides for lease rent and certain facility operating expense to be paid from our $1.5 million cash security deposit or $500,000 restricted cash related to letters of credit in 2003. Lease rent is also reduced by approximately 25% during the forbearance period. The agreement has certain default criteria that if breeched would cause the lease rent to revert to prior levels retroactively.

Events that would cause a default include:

•	month end unrestricted cash balances of less than $500,000 prior to December 31, 2003 and less than $1.5 million at each month end thereafter;

•	default or breach by us under any credit agreement, lease guaranty or any other obligation to which we are bound where the liability exceeds $750,000 and which is not cured within 30 days;

•	the revocation, termination or suspension of any license, franchise, permit or other authorization necessary for the manufacture or sale of our product as result of a breach, act or omission by us which is not reinstated or reissued within 45 days of such revocation, termination or suspension;

•	failure by us to receive, on or before August 31, 2003, net additional proceeds of $5 million or more from one or more equity capital investments.

Lending Arrangements

In March 2003, we repaid in full, without penalty, the outstanding balance of $10 million under a term loan facility. As a result of this payment, we are no longer required to maintain restricted cash balances of $10.5 million as security for the loan facility.

In March 2003, we reached an agreement with General Electric Capital Corporation to restructure our existing loan agreements. The existing loan agreements had outstanding balances at March 31, 2003 of $5.0 million and were payable in monthly installments at interest rates ranging from 8.87% to 12.75% with maturities to July 2005. Under the terms of the restructuring, we forfeited letters of credit totaling $2.3 million to the lender in partial payment of the loans and entered into a new loan for the remaining balance of $2.7 million. The new loan will bear an interest rate of 10.50% and is required to be repaid in 18 monthly installments beginning in April 2003. The loan is collateralized by a first position security interest in certain fixed assets and a second position security interest in substantially all of our other assets.

Vendor Arrangements

In March 2003, we negotiated the settlement of a $1.2 million obligation with a vendor for $434,000 in current cash payments, $144,000 to be paid upon completion of the Series A Preferred Stock financing described below and $290,000 in Series A Preferred Stock to be issued upon closing of the private placement. The remaining $290,000 balance is to be forgiven upon the completion of the preferred financing.

Bridge Loan and Commitment for Equity Financing

In April 2003, we obtained a minimum commitment for $10 million in equity capital from existing institutional investors to purchase preferred stock in a transaction referred to here in as the private placement. The private placement is subject to shareholder approval and the satisfaction of closing conditions. In addition to the terms of the private placement, our stockholders will be asked to approve a number of other matters including a reverse stock split.

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

Legal Matters

On April 28, 2003, the Company received from Lexicon a letter which Lexicon claims serves as notice of termination of the sublicense agreement under which the Company obtained a commercial license to the ‘215 patent and the Capecchi patents. In this letter, Lexicon specified two grounds that allegedly entitles Lexicon to terminate the sublicense agreement: (1) the Company’s purported material breach of the DeltaBase agreement, under which Lexicon obtained a commercial license to our DeltaBase product; and (2) the Company’s purported insolvency. On April 29, 2003, the Company received from Lexicon a letter which Lexicon claims serves as notice under the DeltaBase agreement of: (1) Lexicon’s alleged entitlement to damages in the amount of $25 million, plus attorneys’ fees and costs, for the Company’s purported material breach of the DeltaBase agreement; and (2) alleged noncompliance with the content criteria in the DeltaBase agreement. The Company believes that Lexicon’s claims and allegations are without merit, and intends to promptly address these claims according to the dispute resolution procedures provided by the settlement and other agreements between Lexicon and Deltagen.

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, is as follows (in thousands):

	2003	2002
DeltaBase	$3,769	$2,105
Other (includes DeltaSelect and Other research collaborations)	836	510

Total	$4,605	$2,615

Costs and expenses for the three months ended March 31, are as follows (in thousands):

	2003	2002
Research and development
Before non-cash charges	$7,624	$14,513
Non-cash charges:
Depreciation and amortization	1,337	1,194
Amortization of intangibles	585	619
Amortization of unearned stock compensation expense	580	471

Total research and development	10,126	16,797
Selling, general and administrative
Before non-cash charges	2,320	4,425
Non-cash charges:
Depreciation and amortization	283	197
Amortization of unearned stock compensation expense	429	207

Total selling, general and administrative	3,032	4,829
Restructuring charges	9,262	—

Total costs and expenses	$22,420	$21,626

Three Months Ended March 31, 2003 and 2002

Revenues

Contract revenue increased by $2.0 million to $4.6 million in three months ended March 31, 2003 from $2.6 million in the first quarter of 2002. The increase was due primarily to increased revenue from our DeltaBase gene function database product as a result of our collaboration with Merck signed in 2002. Revenue for the Merck agreement was first recognized in the second quarter of 2002. In 2003, our DeltaBase, DeltaOne and DeltaSelect revenue came principally from contracts with GlaxoSmithKline, Merck, Millennium Pharmaceuticals, Pfizer and Schering-Plough Research Institute.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2003 were $22.4 million compared to $21.6 million in the first quarter of 2002. Costs and expenses for the quarter ended March 31, 2003 include charges of $9.3 million for restructuring. These charges are associated with our strategic business realignments announced in January 2003 and include severance costs of $2.5 million and lease settlement costs of $4.2 million. Further charges for severance and other employee related costs of approximately $780,000 will be recorded in the second quarter of 2003 related to a additional 50 employee reduction in staff announced on April 10, 2003 as well as final facilities closures.

Research and development expenses decreased by $6.7 million to $10.1 million for the three months ended March 31, 2003 from $16.8 million for the comparable period in 2002. The decrease in costs and expenses was due primarily to the benefits of the cost reduction actions taken in October 2002 and January 2003. These actions included reductions in our workforce and the discontinuance of our internal small molecule drug discovery efforts following the closedown of chemistry capabilities in October 2002 and our January 2003 workforce reductions including the close down of our Salt Lake City, Utah operations. The decrease includes $3.7 million related to decreased personnel, $1.5 million related to decreased laboratory supply costs to support development of our gene function database and secreted protein programs, $158,000 related to decreased professional fees, $2 million related to decreased facilities related expenses and $552,000 related to increased depreciation expenses.

        Selling, general and administrative expenses decreased by $1.8 million to $3.0 million for the three months ended March 31, 2003 from $4.8 million for the comparable period of 2002. This decrease included $1 million related to decreased personnel and support costs, $501,000 related to decreases in facilities and depreciation related expenses, $60,000 related to decreases in legal and professional fees and $51,000 related to decreases in marketing and advertising expenses.

Net Interest Income

Net interest expense was $164,000 in the three months ended March 31, 2003 compared to net interest income of $263,000 in the three months ended March 31, 2002. This decrease resulted from reduced average cash and investment balances, lower interest rates on cash investments and increased borrowings during 2003 and as compared to 2002.

Business Restructuring

On January 6, 2003, we announced additions to our business restructuring and cost reduction plan. As part of this restructuring, we reduced our staff to approximately 200 employees. The plan included the closing of our Strasbourg, France operations and our Salt Lake City operations acquired in the acquisition of Arcaris, Inc. and the consolidation of core activities into our Redwood City, California facility. As a result, the Company recorded a charge in the first quarter of 2003 for severance and other employee related costs, costs associated with lease obligations and settlements and other costs. These costs relate to the Company’s operations in the San Francisco Bay Area, Strasbourg, France, Salt Lake City, Utah (Arcaris acquisition in 2001) and excess facilities in Alameda, Menlo Park and Redwood City, California.

The Company’s restructuring efforts are expected to reduce operating costs and decrease cash outflows from operations going forward. The restructuring efforts are not expected to impact potential revenues from the Company’s core business of providing derived mammalian gene function information to define the function and disease relevance of mammalian genes. Since internal drug development efforts will no longer be pursued, any potential revenues that the Company might have realized from such pursuits will not occur. There are no available estimates for the forgone revenue opportunities related to such efforts. The total expected annual cost savings from ongoing operations as well as the abandonment of drug development efforts is expected to be approximately $79 million. Total annual operating cash cost savings from ongoing operations are expected to be approximately $20 million in 2003 with such savings beginning in Q1 2003 ($13.4 million from R&D activities and $6.6 million from G&A activities which include approximately $9.9 million due to headcount reductions that began in October 2002). Total annual cash cost savings from the abandonment of drug development efforts are expected to be approximately $57.6 million. Depreciation expense is not expected to be materially impacted by the restructuring activities. Due to the write-off of certain intangible assets in 2002, the expense reduction for the amortization of intangible assets is expected to be $1.4 million in 2003. As a result of the renegotiation of existing and excess facilities, the Company reduced its aggregate future minimum lease commitments from 2003 forward by approximately $70 million.

The following table sets forth certain details associated with the business restructuring charges in 2003 and the obligations recorded in 2002 for cost reductions programs enacted in 2002 (in thousands of dollars):

	Accrual at December 31, 2002	2003 Restructuring Charges	Cash (Payments) Receipts	Non-cash Transactions	Accrual at March 31, 2003
Retention bonuses, severance, and executive compensation	$1,552	$2,485	$(2,703)	$(115)	$1,219
Lease settlements	126	4,206	(1,193)	1,913	5,052
Legal and consulting fees	77	669	(258)	(84)	404
Other	1,099	1,902	(200)	(1,297)	1,504

	$2,854	$9,262	$(4,354)	$417	$8,179

It is anticipated that a majority of the remaining accrual will be paid during fiscal year 2003.

We will record a charge of approximately $780,000 in the second quarter of 2003 for final facilities closures, employee severance and other related costs associated with a further reduction in the workforce to approximately 150 employees announced on April 10, 2003.

In March 2003, we entered into an agreement with the landlord of our Menlo Park, California facilities to terminate our remaining lease obligations. The agreement required us to make a termination payment of $500,000 and pay decommissioning costs of $12,000 in March 2003, forfeit restricted cash underlying letters of credit totaling $431,000 in April 2004 and issue warrants to purchase 250,000 shares of our Common or Series A Preferred Stock at the landlord’s option. The value of the warrants at March 31, 2003 was approximately $50,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. We ceased using these facilities in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, we entered into an agreement with the landlord of our Alameda, California facility to terminate our remaining sub-lease obligation. The agreement requires us to forfeit restricted cash underlying letters of credit totaling approximately $211,000 and make a termination payment of $590,000 on or before August 31, 2003 or the date of the closing of our sale of not less than $10,000,000 of our equity securities. We ceased using this facility in February 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, we entered into an option agreement with the landlord of one of our Redwood City, California facilities to terminate our remaining lease obligation. The agreement requires us to forfeit restricted cash underlying letters of credit totaling approximately $1.7 million, make termination payments of $1.2 million on or before August 31, 2003 and $200,000 on or before January 15, 2005 and to issue warrants to purchase 900,000 shares of our Common or Series A Preferred Stock at the landlord’s option plus additional warrants equal to 0.05 warrants per dollar for each dollar of Series A preferred stock issued in excess of $10 million. The value of the warrants at March 31, 2003 was approximately $278,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: warrants to purchase 1,400,000 shares of the Company’s Common or Series A Preferred Stock, dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. We ceased using this facility in February 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In March 2003, we entered into an assignment agreement related to our remaining lease obligation on our San Diego, California facility. The agreement requires us to forfeit lease deposits totaling approximately $191,000 and incur other costs of $275,000. We ceased using this facility in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

In April 2003 we entered into a forbearance agreement related to the lease of our principal operating and administrative facility in Redwood City, California. This agreement provides for lease rent and certain facility operating expense to be paid from our $1.5 million cash security deposit or $500,000 restricted cash related to letters of credit in 2003. Lease rent is also reduced by approximately 25%, approximately $8.8 million, during the forbearance period. The agreement has certain default criteria that if breeched would cause the lease rent to revert to prior levels retroactively.

Events that would cause a default include:

•	month end unrestricted cash balances of less than $500,000 prior to December 31, 2003 and less than $1.5 million at each month end thereafter;

•	default or breach by us under any credit agreement, lease guaranty or any other obligation to which we are bound where the liability exceeds $750,000 and which is not cured within 30 days;

•	the revocation, termination or suspension of any license, franchise, permit or other authorization necessary for the manufacture or sale of our product as result of a breach, act or omission by us which is not reinstated or reissued within 45 days of such revocation, termination or suspension;

•	failure by us to receive, on or before August 31, 2003, net additional proceeds of $5 million or more from one or more equity capital investments.

If the private placement is completed and the forbearance reductions continue, the remaining lease obligations will be as follows (in thousands):

Year Ending December 31,
2003 (April 1, 2003 through December 31, 2003)	$2,384
2004	3,531
2005	3,876
2006	3,966
2007	3,854
Thereafter	10,306

Total	$27,917

Liquidity and Capital Resources

We have financed our operations from inception primarily through issuances of equity securities, contract payments to us under our DeltaSelect and DeltaBase agreements and equipment financing arrangements. Through March 31, 2003, we had received net proceeds of $183.4 million from issuances of equity securities, $49.4 million from customer agreements, $12.7 million from equipment financing arrangements and $10 million from a term loan facility.

At March 31, 2003, we had $2.7 million in cash and cash equivalents compared to $7.7 million at December 31, 2002. In addition, at December 31, 2002, we had $6.1 million in marketable securities representing highly liquid commercial paper and government agency securities. We used $11.6 million in cash for operating activities in the three months ended March 31, 2003. This consisted primarily of the net loss for the period of $18.0 million offset in part by non-cash charges totaling $3.2 million including $1.6 million related to depreciation and amortization expenses, $585,000 related to the amortization of intangibles and $1.0 million related to the amortization of unearned stock-based compensation. Prepaid expenses and other current assets decreased by $1 million and accounts payable and accrued liabilities increased by $836,000. Decreases in deferred revenue of $1.7 million were offset by decreases in customer receivables of $3 million. Investment activities provided $16.9 million in cash in the first quarter of 2003 including $6.0 million related to maturities of marketable securities and the release of restricted cash of $10.5 million. Financing activities in the three months ended March 31, 2003 included loan and capital lease repayments of $10.5 million.

At March 31, 2003 we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to our business realignment discussed above) (in thousands):

	Operating Leases	Capital Leases(1)	Debt(1)	Total
Year Ending December 31,
2003 (April 1, 2003 through December 31, 2003)	$9,480	$17	$1,843	$11,340
2004	11,837	7	2,248	14,092
2005	11,606	—	907	12,513
2006	10,521	—	—	10,521
2007	10,674	—	—	10,674
Thereafter	44,150	—	—	44,150

Total	$98,268	$24	$4,998	$103,290

(1)	Excludes interest

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

The equipment loan agreements have restrictive covenants requiring minimum unrestricted cash balances, generally twelve months cash needs. In October 2002, we provided letters of credit for $2.3 million as additional collateral for the equipment loans. There are no further collateral requirements contingently required under these loans. This loan was amended in 2003 and the restricted cash supporting the letter of credit was released as prepayment of the debt obligation in April 2003.

Our immediate sources of cash for operating activities are:

•	Existing customer agreements

•	Potential new customer agreements.

Our immediate requirements for cash include:

•	Ongoing operating expenses (research and development costs and selling, general and administrative expenses)

•	Costs associated with the business realignment including severance and other employee related costs, facility closedown costs and lease and lease termination and settlement costs associated with excess facilities under long-term leases.

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

If we are not able to complete the equity financing on time, it is likely that we will cease our operations in the third quarter of 2003. Our inability to obtain additional funding through the private placement would likely cause us to explore liquidation alternatives, including the initiation of bankruptcy proceedings. If this were to occur, after repayment of our obligations including the bridge loan received from the private placement investors, any investment in us would likely decline to zero.

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

Risk Factors Affecting Future Operating Results

We may be unable to complete the private placement.

As more fully described in Item 1, Note 12 of this report under the heading “Bridge Loan and Commitments for Equity Financing,” on April 2, 2003, we entered into a definitive purchase agreement with certain investors to raise a minimum of $10 million through the issuance of Series A Preferred Stock. Consummation of the transactions contemplated by the purchase agreement is subject to our obtaining stockholder approval and other closing conditions. If we are not able to complete the private placement on time, it is likely that we will cease our operations. Our inability to obtain additional funding through the private placement would likely cause us to explore liquidation alternatives, including the initiation of bankruptcy proceedings. If this were to occur, after repayment of our obligations including the bridge loan received from the private placement investors, any investment in us would likely decline to zero.

We expect to continue to incur substantial losses and we may never achieve profitability, which in turn may harm our future operating performance and may cause the market price of our stock to decline.

We have had net losses every year since our inception in 1997 and, as of March 31, 2003, had an accumulated deficit of $224.3 million. We had net losses of $107.2 million and $48.5 million in 2002 and 2001, respectively. Because we anticipate significant expenditures for our research and development programs and for the development, implementation and support of our gene function database, we may report substantial net losses through at least the next several years. We may never achieve profitability. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

We will need to raise additional capital that may not be available, which if not available, will adversely affect our operations.

With our acquisitions in 2001 and 2002 and the corresponding expansion of the scope of our activities, our expenditures and our underlying burn rate increased significantly in 2002. In that same time, our products and services have not produced revenues sufficient to fund our expanded activities for an adequate period of time into the future to continue to execute our business plan. In addition, our products and services may not in the future produce revenues that, together with our existing cash and other resources, are adequate to meet our anticipated cash needs. We plan to continue to fund our operations from our existing cash balances, cash flows and attempting to raise additional funds from the sale of stock, either through private financing and/or a public offering, or from debt financing. Our cash requirements depend on numerous factors, including:

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

We currently have only four DeltaBase subscribers, two customers for a subset of DeltaBase and four DeltaOne customers and will not succeed unless we can attract more customers.

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

We currently have only three customers for our DeltaSelect program and only four DeltaOne customers. Revenues from our DeltaSelect program have historically not been significant, and we expect to enter into only a limited number, if any, of future DeltaSelect agreements. To succeed we must attract customers for our DeltaBase and other programs. DeltaOne is a new program and it is uncertain whether we can attract customers or whether it will affect our ability to attract further DeltaBase customers. Our existing and future agreements may not be renewed and may be terminated without penalty in the event either party fails to fulfill its obligations under one of these agreements. Failure to renew or the cancellation of these agreements by one of our customers could result in a significant loss of revenues.

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

We had 39,144,337 shares of common stock outstanding at March 31, 2003.

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

As of March 31, 2003, our executive officers and directors, and entities affiliated with them, beneficially own, in the aggregate, approximately 43.5 % of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Our loans payable of $5.0 million at March 31, 2003 carry interest rates ranging from 8.87% to 12.75% with maturities to July 2005. Our capital lease obligations of $24,000 at March 31, 2003 carry fixed interest rates ranging from 0% to 10.39% per annum with payments due in 36 monthly installments.

The following table presents, as of March 31, 2003, the future principal amounts and related weighted average interest rate by year for our cash and cash equivalents, marketable securities and debt obligations (in thousands).

	Expected Maturity Date (as of March 31, 2003)
	2003	2004	2005	2006	2007	Thereafter	Total
Assets:
Cash and cash equivalents	$2,664	$—	$—	$—	$—	$—	$2,664
Marketable securities	—	—	—	—	—	—	—
Weighted average interest rate	1.62%	—	—	—	—	—
Liabilities:
Capital lease obligations	$17	$7	$—	$—	$—	$—	$24
Weighted average interest rate	6.78%	0%	—	—	—	—
Loans payable	$1,843	$2,248	$907	$—	$—	$—	$4,998
Weighted average interest rate	10.75%	10.41%	10.16%	—	—	—

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

(d) Not applicable

Item 3.—Defaults Upon Senior Securities

Not applicable.

Item 4.—Submission of Matters to a Vote of Security Holders

None.

Item 5.—Other Information

Not applicable.

Item 6.—Exhibits and Reports on Form 8-K

(a) Exhibits

4.5.1	Stockholder Agreement with Bristol-Myers Squibb Company dated February 28, 2003.

10.64	Stockholder Agreement with Bristol-Myers Squibb Company dated February 28, 2003.

10.64.1+	Sublicense Agreement with Lexicon Genetics Incorporated dated September 19, 2001.

10.64.2+	DeltaBase Collaboration Agreement with Lexicon Genetics Incorporated Dated September 19, 2001.

10.64.3+	Settlement Agreement with Lexicon Genetics Incorporated Dated September 19, 2001.

99.1	Section 906 certification by Joseph M. Limber, Interim Chief Executive Officer, dated May 15, 2003

99.2	Section 906 certification by John W. Varian, Interim Chief Financial Officer, dated May 15, 2003.

+	Confidential treatment has been requested with respect to portions of these agreements.

(b) The Company filed the following reports on Form 8-K during the first quarter of fiscal 2003.

A report on Form 8-K related to a realignment of business strategy and a cost reduction plan was filed on January 6, 2003.

A report on Form 8-K related to changes in management and the Board of Directors was filed on January 21, 2003.

A report on Form 8-K related to the resignation of William Matthews, Ph.D., chief executive officer and member of the Board of Directors, was filed on February 13, 2003.

DELTAGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTAGEN, INC.

Date: May 20, 2003	/s/ JOSEPH M. LIMBER
Joseph M. Limber Interim Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2003	/s/ JOHN W. VARIAN
John W. Varian Interim Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Joseph M. Limber, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltagen, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	By:	/s/ JOSEPH M. LIMBER
Joseph M. Limber Interim Chief Executive Officer (Principal Executive Officer)

I, John Varian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltagen, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	By:	/s/ JOHN W. VARIAN
John W. Varian Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.5.1	Stockholder Agreement with Bristol-Myers Squibb Company dated February 28, 2003.

10.64.1+	Settlement Agreement with Lexicon Genetics Incorporated Dated September 19, 2001.

10.64.2+	Sublicense Agreement with Lexicon Genetics Incorporated dated September 19, 2001.

10.64.3+	DeltaBase Collaboration Agreement with Lexicon Genetics Incorporated Dated September 19, 2001.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Confidential treatment has been requested with respect to portions of these agreements.