Form 10-K/A
period 2002-12-31
DELTAGEN INC
filed 2003-06-03
CIK 1034072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 2)

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

DELTAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2002

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A revises Items 1, 7, 8, 10, 11, 13 and 15 of our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2002 that was originally filed on April 30, 2003 (the “Amendment 1 Filing”) and includes information in response to comments from the staff of the Securities and Exchange Commission.

Except with respect to information concerning the management changes and a certain legal matter contained in the Amendment 1 Filing this report continues to speak as of the date of the original filing of our Annual Report on 10-K for the year ended December 31, 2002 filed on April 15, 2003 (the “Original Filing”) and we have not updated this disclosure in this report to speak as of a later date. All information contained in this report, the Amendment 1 Filing and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

PART I

Item 1.     Business

Overview

Deltagen uses in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Many of the drugs available or in development are directed at affecting a currently known biological target. Deltagen seeks to identify novel drug targets which were previously not known to be related to a particular disease. Our proprietary information platform serves our major pharmaceutical partners and customers in their efforts to discover potential new drug therapies.

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

DeltaSelect

Overview

DeltaSelect is our custom gene knockout program that uses the platform technology employed in our DeltaBase database program. Our DeltaSelect program is different, however, because our customers select and identify to us the particular genes that they wish to have knocked out in mice. We provide customers with access to our gene knockout technologies and the resulting knockout mice, data and information generated under each DeltaSelect program. The revenues generated from the DeltaSelect program have been $585,000, $1.3 million and $926,000 in 2002, 2001 and 2000, respectively, and since 2000 have become a lower percentage of total revenues per year. We anticipate that revenues from DeltaSelect will continue to become less significant to total revenues and that DeltaSelect will be utilized only under very limited circumstances to develop new technologies, product offerings and programs in collaboration with pharmaceutical companies because we have chosen to actively pursue the generation of data to be used by our customers on a non-exclusive basis rather than seeking out additional DeltaSelect customers who own the data resulting from our efforts on an exclusive basis.

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

John Varian, age 43, has served as our Interim Chief Financial Officer since April 18, 2003. Mr. Varian will assume the position of Chief Financial Officer contemporaneously with the closing of our preferred stock private placement. Prior to joining us, Mr. Varian was chief financial officer of Genset S.A., a Paris-based genomics company, from 2000 through 2002. Prior to joining Genset, Mr. Varian was senior vice president of finance and administration at Elan Pharmaceuticals. He was appointed to that position in 1998 when Elan Corp. acquired Neurex, Inc., where he had served as chief financial officer since 1997. Mr. Varian holds a BBA degree from Western Michigan University.

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

Item 2.     Properties

Our operating facilities include corporate headquarters, principal executive offices and research facilities as follows:

	Lease Expiration Date	Square Feet
On-going facilities
San Carlos, CA	February 2004	20,000
Redwood City, CA—700 Bay Road	July 2010	132,347

Idle facilities
Alameda, CA*	February 2006	32,000
Menlo Park, CA—1003 Hamilton*	July 2004	28,938
Menlo Park, CA—1210 Hamilton*	November 2005	24,636
Menlo Park, CA—1255 Hamilton*	November 2005	22,237
Redwood City, CA—740 Bay Road*	July 2010	60,985
San Diego, CA*	January 2015	77,539
Salt Lake City, UT	February 2004	27,538
Strasbourg, France	September 2003	6,405

*	Leases were terminated in March and April 2003.

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

Overview

Deltagen, founded in 1997, uses in vivo derived mammalian gene function information to define the function and disease relevance of mammalian genes for the purposes of discovering and validating novel drug targets. Many of the drugs available or in development are directed at affecting a currently known biological target. Deltagen seeks to identify novel drug targets which were previously not known to be related to a particular disease. Our proprietary information platform serves our pharmaceutical partners and customers in their efforts to discover potential new drug therapies.

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

The DeltaSelect program was our initial program. Customers received phenotypic target validation information for selected genes on a fee-for-service basis. This program was provided to validate our proprietary technology and promote interest in the DeltaBase product that became available in 2000. We believe that the DeltaSelect program has provided validation of our proprietary platform technology and promoted interest in DeltaBase, however, the revenues generated from the DeltaSelect program have to date not been significant and have with time become historically less significant. We anticipate that revenues from DeltaSelect will continue to become less significant and that DeltaSelect will be utilized only under very limited circumstances to develop new technologies, product offerings and programs in collaboration with pharmaceutical companies because we have chosen to actively pursue the generation of data to be used by our customers on a non-exclusive basis rather than seeking out additional DeltaSelect customers who own the data resulting from our efforts on an exclusive basis.

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

We had net losses of $107.2 million, $48.5 million and $32.2 million in 2002, 2001 and 2000, respectively. The net loss attributable to common stockholders for the year ended December 31, 2000, was $54.6 million, after deducting a dividend of $22.4 million relating to a beneficial conversion feature on our Series C redeemable convertible preferred stock. In January 2000, the Company issued 7,198,709 shares of Series C redeemable convertible preferred stock at $3.13 per share for net proceeds of $22,360,000. The difference between the conversion price of the Series C redeemable convertible preferred stock and the fair market value of the common stock of $11.80 on the transaction date resulted in a beneficial conversion feature of approximately $22,360,000, which has been reflected as a preferred stock dividend in the December 31, 2000, financial statements. Our losses have resulted primarily from costs incurred in connection with research and development activities, from selling, general and administrative costs associated with our operations and non-cash charges for amortization of unearned stock-based compensation costs and amortization of intangibles. Amortization totaled $5.2 million and $4.5 million for the years ended December 31, 2002 and 2001, respectively. The year ended December 31, 2002 included a $28.9 million charge for the impairment of goodwill and other long-lived assets and restructuring charges of $7.9 million. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property filings and other expenses related to the development of our DeltaBase, DeltaSelect and secreted protein programs. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional and other corporate expenses including business development, marketing, litigation costs and general legal activities. In connection with the development and expansion of our gene function database and our secreted protein program, we may incur research and development and selling, general and administrative costs that may exceed revenues. As a result, we may report net losses through the next several years.

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

Our restructuring efforts are expected to reduce operating costs and decrease cash outflows from operations going forward. The restructuring efforts are not expected to impact potential revenues from our core business of providing derived mammalian gene function information to define the function and disease relevance of mammalian genes. Since internal drug development efforts will no longer be pursued, any potential revenues that we might have realized from such pursuits will not occur. There are no available estimates for the forgone revenue opportunities related to such efforts. The total expected annual cost savings from ongoing operations as well as the abandonment of drug development efforts is expected to be approximately $79 million. Total annual operating cash cost savings from ongoing operations are expected to be approximately $20 million in 2003 with such savings beginning in the first quarter of 2003 ($13.4 million from research and development activities and $6.6 million from general and administrative activities which include approximately $9.9 million due to headcount reductions that began in October 2002). Total annual cash cost savings from the abandonment of drug development efforts are expected to be approximately $57.6 million. Depreciation expense is not expected to be materially impacted by the restructuring activities. Due to the write-off of certain intangible assets in 2002, the amortization expense related to intangible assets is expected to decrease by $1.4 million in 2003. As a result of the renegotiation of existing and excess facilities, we reduced our aggregate future minimum lease commitments from 2003 forward by approximately $70 million.

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

Costs and Expenses

Costs and expenses for the year ended December 31, 2002 were $125.5 million compared to $62.1 million in 2001. Costs and expenses for the year ended December 31, 2002 include charges of $36.8 million for restructuring charges and the impairment of goodwill and other assets. These charges are associated with our strategic business realignments announced in October 2002 and include severance costs; impairment charges for goodwill, intangibles and fixed assets. We will record additional charges of $9.26 million for severance and other employee related costs, lease related costs and other asset disposal costs related to the January 2003 operating reductions in the first quarter of 2003. In April 2003, the Company announced a further 50 employee reduction in staff to approximately 150 employees. The Company will record a charge of approximately $780,000 in the second quarter of 2003 for final facilities closures, employee severance and other employee related costs.

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

We will record a charge of $9.26 million in the first quarter of 2003 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in Strasbourg, France, Salt Lake City, Utah (Arcaris acquisition in 2001) and excess facilities in Alameda and Menlo Park, California.

We will record a charge of $780,000 in the second quarter of 2003 for severance and other employee related costs associated with a further reduction in the workforce to approximately 150 employees announced on April 10, 2003.

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

Our commercial operations commenced during 2000 at which time we emerged from the development stage. We have incurred net losses since inception of $206 million and may incur net losses and negative cash flow from operations for at least the next several years. During 2002, we used $59.5 million in cash for operating activities. At March 31, 2003, we had $2.7 million in cash and cash equivalents. Although our consolidated financial statements have been prepared assuming the Company will continue as a going concern, these matters raise substantial doubt about our ability to continue as a going concern, as reflected in the report of our independent accountants with regards to our audited financial statements for the year ended December 31, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our plans include increasing sales by refocusing on providing drug discovery services to the biopharmaceutical industry and reducing cash spending during 2003 resulting from continued down sizing of the Company and elimination of our internal small molecule drug discovery programs. These reduction efforts began in the third quarter of 2002 and have continued into 2003 and are expected to significantly reduce the 2003 and future cash outflows. Nevertheless, even if these reduction efforts are successful in reducing our historically high cash outflows, unless we consummate the Private Placement described below, our cash, cash equivalents and short-term investments will not be sufficient to fund our operations and it is likely that we will cease our operations in the third quarter of 2003 (although we are currently not insolvent).

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10.    IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Due to current operating losses, the absence of positive cash flows, recent significant declines in the Company’s common stock price and uncertainties resulting from the business restructuring plan, the Company assessed the recoverability of its intangible assets and long-lived assets related to DRL and Arcaris in accordance with SFAS 144 and tested goodwill for impairment in accordance with SFAS 142 during the year ended December 31, 2002. Based upon our projection of significantly reduced future cash flows related to the intangible assets and long-lived assets, an impairment loss of $7,103,000 was recognized for completed technology and $4,862,000 for leasehold improvements and $ 7,556,000 for property and equipment in the year ended December 31, 2002. The impairment loss on property and equipment was calculated after estimated proceeds from the potential sale of the property and equipment. The carrying value of the long-lived assets has been written down to expected fair value. The impairment test under SFAS 142 was based on a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $9,372,000 in the year ended December 31, 2002.

The closure of the following locations resulted in following charges related to the impairment of the leasehold improvements at December 31, 2002:

Impairment Charge
Alameda, California	$25

Menlo Park, California	730

Redwood City, California	160

San Diego, California	3,947

Total impairment charge at December 31,2002	$4,862

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth certain details associated with the business restructuring charges (in thousands of dollars):

	Restructuring Charges	Cash (Payments) Receipts	Non-Cash Transactions	Accrual at December 31, 2002
Retention bonuses, severance, and executive compensation	$4,333	$(2,781)	$—	$1,552
Legal, accounting and consulting fees	493	(314)	(102)	77
Loss on disposal of corporate assets	874	(748)	—	126
Other	2,205	(231)	(875)	1,099

	$7,905	$(4,074)	$(977)	$2,854

The anticipated total cost associated with the restructuring will be as follows:

Amount
Costs incurred during the year ended December 31, 2002	$7,905

Anticipated costs to be incurred during the quarter ended March 31, 2003	9,262

Anticipated total restructuring costs	$17,167

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

The Company will record a charge of $9.26 million in the first quarter of 2003 for severance and other employee related costs, costs associated with lease obligations and other costs. These costs relate primarily to the Company’s operations in Strasbourg, France, Salt Lake City, Utah (Arcaris acquisition in 2001) and excess facilities in Alameda and Menlo Park, California.

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

(f)    Facility Leases

In March 2003, the Company entered into an agreement with the landlord of its Menlo Park, California facilities to terminate its remaining lease obligations. The agreement required the Company to make a termination payment of $500,000 and pay decommissioning costs of $12,000 in March 2003, forfeit restricted cash underlying letters of credit totaling $431,000 in April 2004 and issue warrants to purchase 250,000 shares of the Company’s Common or Series A Preferred Stock at the landlord’s option. The value of the warrants at March 31, 2003 was approximately $50,000. The value of the warrant was calculated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, term of ten years, volatility of 115.64% and risk-free interest rate of 3.90%. The Company had ceased using these facilities in January 2003. The expenses associated with this agreement were recorded during the three months ended March 31, 2003 and are included in restructuring charges on the consolidated statement of operations.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2003 the Company entered into a forbearance agreement related to the lease of its principal operating and administrative facility in Redwood City, California. This agreement provides for lease rent and certain facility operating expense to be paid from the Company’s $1.5 million cash security deposit or $500,000 restricted cash related to letters of credit in 2003. Lease rent is also reduced by approximately 25% during the forbearance period. The agreement has certain default criteria that if breeched would cause the lease rent to revert to prior levels retroactively.

Events that would cause a default include:

•	month end unrestricted cash balances of less than $500,000 prior to December 31, 2003 and less than $1.5 million at each month end thereafter;

•	default or breach by the Company under any credit agreement, lease guaranty or any other obligation to which it is bound where the liability exceeds $750,000 and which is not cured within 30 days;

•	the revocation, termination or suspension of any license, franchise, permit or other authorization necessary for the manufacture or sale of the Company’s our product as result of a breach, act or omission by the Company which is not reinstated or reissued within 45 days of such revocation, termination or suspension;

•	failure by the Company to receive, on or before August 31, 2003, net additional proceeds of $5 million or more from one or more equity capital investments.

DELTAGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

William A. Scott, Ph.D. age 63, a director since February 2001. Dr. Scott is the former Chief Executive Officer of Physiome Sciences where he served from March 1997 to December 1999. From December 1999 to the present, Dr. Scott has served on the board of directors or scientific advisory boards of several private companies in the biotech and healthcare industries. Prior to joining Physiome Sciences, Dr. Scott spent thirteen years with Bristol-Meyers Squibb where he held a number of management posts including Senior Vice President of Exploratory and Drug Discover Research. Dr. Scott is a former board member of Physiome Sciences and CombiChem, Inc. Dr. Scott holds a B.S. in Chemistry from the University of Illinois and received his Doctorate degree in Biochemistry from the California Institute of Technology.

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

Item 11.     Executive Compensation

SUMMARY COMPENSATION TABLE

Compensation of the Named Executive Officers—Summary Compensation Table

Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
William Matthews, Ph.D. (2) Former Chief Executive Officer and President	2002 2001 2000	390,424 285,000 235,000	— 100,000 82,250				250,000 250,000 718,970

Richard H. Hawkins (3) Former Chief Financial Officer Office of the Chairman	2002 2001 2000	50,000 108,333 74,278	270,000 42,188 18,750	(4)			217,000 235,000 600,000

Mark W. Moore, Ph.D. Chief Scientific Officer	2002 2001 2000	272,910 250,000 225,000	— 54,000 56,250				150,000 150,000 359,484

John E. Burke (5) Former Senior Vice President of Intellectual Property and General Counsel	2002 2001 2000	237,500 210,000 185,833	— 31,500 42,000				50,000 45,000 171,428

Augustine G. Yee (6) Former Senior Vice President of Corporate Development and Secretary	2002 2001 2000	237,500 210,000 194,375	— 27,300 42,000				50,000 10,000 57,142

(1)	Represents bonuses earned during the year and paid in the subsequent year.
(2)	Dr. Matthews’ employment ended February 12, 2003.
(3)	Mr. Hawkins’ employment ended May 2, 2003.
(4)	Comprised of $215,000 for 2002 paid in 2002 and $55,000 retention bonus for the period of January 1, 2003 through March 31, 2003 paid in 2002.
(5)	Mr. Burke’s employment ended April 10, 2003.
(6)	Mr. Yee’s employment ended February 26, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the stock options granted to each named executive officer during the fiscal year ended December 31, 2002.

Name	Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term(4)
	Number Of Securities Underlying Options Granted(1)	Percent Of Total Options Granted To Employees In Fiscal Year 2002	Exercise Price(2)	Expiration Date(3)
					5%	10%
William Matthews, Ph.D.	250,000	5.6	8.27	2/14/12	1,300,240	3,295,063
Richard H. Hawkins	217,000	4.8	5.05	6/28/12	689,174	1,746,503
Mark W. Moore, Ph.D.	150,000	3.3	8.27	6/28/12	780,144	1,977,038
John E. Burke	50,000	1.1	8.27	6/28/12	260,048	659,013
Augustine G. Yee	50,000	1.1	8.27	6/28/12	260,048	659,013

(1)	These incentive stock options were granted under the 2000 Stock Incentive Plan and are exercisable in full immediately, but if exercised prior to vesting, the shares received upon exercise are subject to repurchase by us. Our right of repurchase lapses ratably on a monthly basis, with the repurchase right terminating in full on the fourth anniversary of the date of grant. If not exercised prior to vesting, the options vest monthly over four years from the date of grants.
(2)	The options were granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, as determined in good faith by the Board of Directors.
(3)	The options have a term of ten years, subject to earlier termination in connection with termination of employment.
(4)	The dollar amounts under these columns represent the potential realizable value of each grant over the term of the options based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our stock.

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

Dr. Matthews was a party to an employment agreement, dated April 7, 2000 and subsequently amended on June 26, 2002, pursuant to which Dr. Matthews served as Chief Executive Officer and President. Dr. Matthews also served as Chairman of the Board until his resignation from his position as Chairman effective November 22, 2002. Dr. Matthews’ employment agreement was superseded by a transition agreement between Dr. Matthews and Deltagen, dated January 20, 2003, pursuant to which Dr. Matthews continued to serve as Chief Executive Officer and as a member of the Office of the Chairman while Deltagen conducted a search for a new Chief Executive Officer. The Office of the Chairman consisted of the Chairman of the Board (Constantine Anagnostopoulos), Dr. Matthews and Richard Hawkins (Chief Financial Officer). Upon the hiring of a new Chief Executive Officer, Mr. Joseph Limber, in April 2003, the Office of the Chairman was dissolved although Mr. Hawkins and Dr. Anagnostopoulos continued to serve in their other pre-existing respective positions. Pursuant to the transition agreement, Dr. Matthews received an annual salary of $400,000, his unvested stock options having a per-share exercise price greater than Deltagen’s closing share price on the execution date of the transition agreement were vested in full and his promissory note to Deltagen was retired for consideration as discussed further in the Management Indebtedness section below. The transition agreement also provides for an aggregate amount of $400,000 paid in monthly installments to Dr. Matthews over the one year following his termination of employment, provided, however, that such amount would be reduced as necessary to satisfy his promissory note obligation. In addition, the transition agreement provides that Dr. Matthews would continue to serve Deltagen as a consultant for one year following his termination of employment. Dr. Matthews resigned his employment on February 12, 2003, and he began serving as a consultant pursuant to a consulting agreement that will expire on February 13, 2004. For services rendered under the consulting agreement, Dr. Matthews will receive compensation at an annual rate of $225,000, paid monthly, and his outstanding stock options shall continue to vest and be exercisable while he provides such consulting services.

Mr. Hawkins is party to an employment agreement dated February 13, 2003. The agreement was scheduled to expire on December 31, 2004 but could automatically renew for additional one-year terms after that date. The agreement provided for an annual base salary of $50,000 until March 31, 2003 and accelerated vesting of equity grants in the event of a change of control of our company. The annual base salary increased to $400,000 on April 1, 2003 and decreased to $340,000 on April 2, 2003 when the Office of the Chairman was dissolved. In addition, Mr. Hawkins is entitled to an annual bonus to be determined by the Board of Directors. In the event Mr. Hawkins is terminated without cause or constructively terminated he will be entitled to severance equal to twelve months of his base salary. On May 2, 2003, Mr. Hawkins voluntarily terminated his employment with the Company. In lieu of the 12 months of severance provided under his employment agreement, we have offered to accelerate the removal of restrictions on 389,972 shares of restricted stock held by Mr. Hawkins.

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

Mr. Burke was party to an employment agreement dated April 7, 2000. The agreement was to expire on April 7, 2003 but automatically renews for additional one-year terms after that date unless either we or Mr. Burke give notice to not renew the agreement at least ninety days prior to the expiration of the then existing term. The agreement provides for an initial annual salary of $175,000 and accelerated vesting of a portion of Mr. Burke’s options in the event of a change in control of our company, unless more than 50% of his options have already vested. In addition, Mr. Burke is entitled to an annual bonus to be determined by the Board of Directors. In the event that Mr. Burke is terminated without cause, he will be entitled to receive severance equal to six months of his base salary. Mr. Burke’s employment ended on April 10, 2003. Mr. Burke voluntarily ended his employment on April 10, 2003. No severance obligations are due Mr. Burke.

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

In setting compensation, the Committee reviews and considers compensation survey data obtained on other biotechnology companies. This includes data on companies that are comparable in size to Deltagen and also data for the relevant geographical regions. The Committee also considers compensation recommendations provided by the Company’s management committee on compensation. Additionally, internal relationships and the relative importance of particular job functions are considered in determining specific individual compensation.

Compensation of executive officers, including the Chief Executive Officer, is comprised of four elements—base salary, annual bonuses, stock ownership and other compensation. The Committee has targeted base salaries to be approximately at the 50th to 60th percentile and equity/cash bonus incentives to be at approximately the 75th percentile (if target performance is achieved) with respect to the survey data of comparable job positions. Individual goals and objectives for each executive are established near the beginning of the year. An annual performance review of each executive, which examines several different areas of the executive’s performance, is prepared and reviewed by the Committee. Salary adjustments and bonus awards, if any, are determined by the Committee after review and consideration of the executive’s annual performance review and examination of the Company’s accomplishment of its predetermined goals.

Base Salaries

Base salary is designed primarily to provide compensation at competitive levels so as to attract and retain the executive. The annual salaries of executive officers for each year are established by the Committee early in the year based primarily upon the annual performance review of each executive, the executive’s salary relative to the compensation survey data and the executive’s importance to the Company’s future efforts.

Annual Incentive Awards

We also have created annual incentives for executive officers through potential cash awards, based upon accomplishment of specified objectives, under an incentive plan intended to link compensation to operational performance. Annual target bonuses are generally specified as a percentage of the executive’s salary. Bonuses are provided based on accomplishment of specified individual goals as well as achievement of department, project and Company objectives. Company objectives include attaining specified financial goals relating to revenues, expenses and cash flow, acquisition of customers, developing strategic relationships, achieving technical objectives and stock price. For 2002, based on the Company’s performance, no bonuses were earned by any named executive officer, with the exception of certain bonuses paid to the former Chief Financial Officer to compensate for the low base salary of $50,000 in effect for 2002.

Stock Options

The Committee believes that executive officers and other employees who are in a position to make a substantial contribution to our long-term success and to build stockholder value, should have a significant stake in our on-going success. As a result, the Committee has granted incentive stock options and non-qualified stock options under incentive stock plans in order to retain talented executive officers and to align their compensation with stockholder value. Because the stock options have an exercise price equal to the market price of our stock on the grant date and generally vest in equal installments over four years assuming continued employment, stock options compensate executive officers only if the stock price increases after the date of grant and the executive officer remains employed for the periods required for the stock option to become exercisable. Guidelines for stock option grants are established and reviewed periodically by the Committee and are compared to survey data of grant practices for comparable companies.

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

Compensation of The Chief Executive Officer

The Committee generally adhered to the policies and procedures described above for compensation of executive officers in determining fiscal year 2002 compensation for Dr. Matthews as President and Chief Executive Officer. Dr. Matthews annual rate of salary at the end of 2002 was $400,000. Based on the Committee’s assessment of the Company’s overall performance in 2002, no cash bonus for 2002 was earned by Dr. Matthews. A stock option to purchase up to 250,000 common shares at the fair market value on the date of the option grant was awarded to Dr. Matthews at the beginning of 2002. The Committee believes that Dr. Matthews’ compensation for 2002 was consistent with compensation earned by similarly situated chief executive officers.

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

5% STOCKHOLDERS

Name And Address Of Beneficial Owner	Number Of Shares Of Common Stock Beneficially Owned	Percentage Of Common Stock Beneficially Owned
Entities affiliated with Credit Suisse First Boston (1) 11 Madison Avenue New York, NY 10010	8,639,301	22%
Stipa Investments, L.P. (2) 2420 Sand Hill Road Suite 100 Menlo Park, CA 94025	6,242,151	16%
Entities affiliated with Wells Fargo & Company (3) 420 Montgomery Street San Francisco, CA 94104	5,541,918	14%
T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	2,884,000	7%
Entities affiliated with Boston Millennia Partners (5) Rowes Wharf Boston, MA 02110	2,569,492	7%
Entity Affiliated with Alta Partners (6) One Embarcadero Center Suite 4050 San Francisco, CA 94111	2,188,184	6%

(1)	The following information is based on a Schedule 13D filed February 28, 2003. Credit Suisse First Boston reported shared voting and dispositive power over these shares. Philippe Chambon, M.D., Ph.D. is a General Partner of The Sprout Group, a venture capital affiliate of Credit Suisse First Boston Corporation, and is a member of our Board of Directors. Dr. Chambon disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest in these shares. Excludes a three-year warrant to purchase 457,143 shares Common Stock at a price of $3.13 per share that will be granted in connection with a consulting agreement with Institut de Genetique Biologie et de Moleculaire et Cellulaire, a scientific foundation, that is under the direction of Professor Pierre Chambon, who is the father of Philippe Chambon, M.D., Ph.D. Of the 8,579,301 shares beneficially owned by Credit Suisse First Boston, 5,541,918 shares are subject to a Voting Trust Agreement, dated as of October 2, 2001, by and among Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ ESC II, L.P., and Wells Fargo Bank Indiana, N.A., as trustee, as further described in note (3) below. Includes 60,000 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2003 by Dr. Chambon.
(2)	F. Noel Perry, a member of our Board of Directors, is a managing director of Baccharis Capital, Inc., which is the general partner of Stipa Investments, L.P. Mr. Perry is the sole natural person exercising voting and/or investment power with respect to the shares held by Stipa Investments, L.P., but disclaims beneficial ownership of the shares held by such entity except to the extent of his pecuniary interest in these shares. Includes 60,000 shares issuable upon the exercise of options within 60 days of April 1, 2003 by Mr. Perry.
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

(4)	The following information is based on a Schedule 13G dated January 28, 2003 containing information as of December 31, 2002. T. Rowe Price reports sole voting power of 898,000 shares and sole dispositive power of 2,884,000 shares.
(5)	The following information is based on a Schedule 13G dated February 6, 2003 containing information as of December 31, 2002. Includes 2,132,300 shares held of record by Boston Millennia Partners II Limited Partnership, 102,177 shares held of record by Boston Millennia Partners II-A Limited Partnership, 303,775 shares held of record by Boston Millennia Partners GmbH & Co. KG, 28,073 shares held of record by Boston Millennia Associates II Partnership, 3,167 shares held of record by Strategic Advisors Fund Limited Partnership. The following natural persons exercise voting and/or investment power with respect to the shares held by these entities: A. Dana Callow, Jr.; Robert S. Sherman; and Martin J. Hernon. In addition, A. Dana Callow, Jr. is the beneficial owner of a further 10,935 shares.
(6)	The following information is based on a Schedule 13D filed May 31, 2002 containing information as of May 23, 2002. Includes 2,110,583 shares held by Alta BioPharma Partners II, L.P. and 77,621 shares held by Alta BioPharma Management Partners II, LLC.

EXECUTIVE OFFICERS AND DIRECTORS

Name And Address Of Beneficial Owner	Number Of Shares Of Common Stock Beneficially Owned(1)	Percentage Of Common Stock Beneficially Owned
Constantine E. Anagnostopoulos, Ph.D. (2) c/o Gateway Associates 800 Maryland Avenue, Suite 1190 St. Louis, MO 63105	190,000	*
David W, Beier (3) c/o Hogan & Hartson L.L.P. 555 Thirteenth Street, NW Washington, DC 20004	70,000	*
Philippe O. Chambon, M.D., Ph.D. (4) c/o The Sprout Group 3000 San Hill Road, Building 3, Suite 170 Menlo Park, CA 94025	8,639,301	22%
Thomas A. Penn (5) c/o Meridian Venture Partners 259 Radnor-Chester Road Radnor, PA 19087	66,212	*
F. Noel Perry (6) c/o Baccharis Capital Inc. 2420 San Hill Road, Suite 100 Menlo Park, CA 94025	6,242,151	16%
William A. Scott, Ph.D. (7) 1021 Creamery Road Newton, PA 18940	82,857	*
William Matthews, Ph.D. (8)	869,066	2%
Richard H. Hawkins (9)	534,264	1%
Mark W. Moore, Ph.D. (10)	816,741	2%
John E. Burke (11)	237,928	*
Augustine G. Yee (12)	163,914	*
All directors and executive officers as a group (11 persons) (13)	18,058,476	46%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Includes, where indicated, shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. These options, granted under the 1998 Stock Incentive Plan and the 2000 Stock Incentive Plan, were immediately exercisable for shares subject to repurchase upon termination of employment. The right to repurchase terminates, and the shares for executive officers vest, as to 25% of the shares after one year of employment and monthly thereafter over the remaining three years. For William A. Scott, the right to repurchase terminates and shares vest monthly over three years.
(2)	Includes 190,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(3)	Includes 70,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(4)	Includes 8,579,301 shares beneficially owned by entities affiliated with Credit Suisse First Boston and 60,000 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2003. Dr. Chambon, M.D., Ph.D. is a General Partner of the Sprout Group and is a member of our Board of Directors. Dr. Chambon disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest in these shares. Excludes a three-year warrant to purchase 457,143 shares of Common Stock at a price of $3.13 per share that will be granted in connection with a consulting agreement with Institut de Genetique Biologie et de Moleculaire et Cellulaire, a scientific foundation, that is under the direction of Professor Pierre Chambon, who is the father of Philippe Chambon, M.D., Ph.D. 5,541,918 shares are subject to a Voting Trust Agreement, dated as of October 2, 2001, by and among Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ ESC II, L.P., and Wells Fargo Bank Indiana, N.A., as trustee, as further described in note (3) above on the table entitled “5% Stockholders.”
(5)	Includes 60,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(6)	Includes 6,182,151 shares held by Stipa Investments, L.P. and 60,000 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. F. Noel Perry, a member of our Board of Directors, is a managing director of Baccharis Capital, Inc., which is the general partner of Stipa Investments, L.P. Mr. Perry is the sole natural person exercising voting and/or investment power with respect to the shares held by Stipa Investments, L.P., but Mr. Perry disclaims beneficial ownership of the shares held by such entity except to the extent of his pecuniary interest in these shares.
(7)	Includes 82,857 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003.
(8)	Dr. Matthews’ employment ended February 12, 2003.
(9)	Includes 389,972 shares subject to repurchase as of April 1, 2003. On April 4, 2003 Deltagen announced that Mr. Hawkins would be leaving us upon completion of a transition to a new Chief Financial Officer.
(10)	Includes 424,285 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003 and 263,314 shares subject to repurchase as of April 1, 2003, and 14,285 shares held by family members and 15,785 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003 held by family members.
(11)	Includes 54,979 shares subject to repurchase as of April 1, 2003 and 171,428 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003. Mr. Burke’s employment ended April 10, 2003.
(12)	Includes 9,527 shares subject to repurchase as of April 1, 2003. Mr. Yee’s employment ended February 26, 2003.
(13)	Includes 1,118,570 shares issuable upon the exercise of options exercisable within 60 days of April 1, 2003, and 454,478 shares are subject to repurchase as of April 1, 2003.

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

Item 13.     Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

Management Indebtedness

In March 2000, we issued 342,856 shares of Common Stock to Dr. Matthews in exchange for a full recourse promissory note of $536,700. The promissory note was collateralized by the 342,856 common shares and accrued interest at 6.8% per annum. The principal and all accrued unpaid interest were due and payable in March 2004, or upon Dr. Matthews’ termination of employment. In January 2003, pursuant to the transition agreement discussed in the Employment Agreements section above, Dr. Matthews repaid the entire balance of principal and accrued unpaid interest on the promissory note was settled in exchange for $190,000 in cash payments related to his separation agreement, the repurchase of 573,014 vested shares of common stock at the then prevailing market price per share ($0.49) and 107,146 unvested shares of common stock at the price paid by him for such shares at the time of issuance in March 2000 ($1.57 per share).

In March 2000, we issued 171,429 shares of Common Stock to Dr. Moore in exchange for a full recourse promissory note of $268,350. The promissory note is collateralized by the Common Stock and accrues interest at 6.8% per annum. The principal and all accrued and unpaid interest are due and payable in March 2004, or upon the termination of employment. In February 2003, Dr. Moore repaid the outstanding principal and interest by selling 792,601 shares of our Common Stock held by him to us at then-prevailing prices ($0.30) and 57,573 shares held by him at the price paid by him for such shares at the time of issuance in March 2000 ($1.57).

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

Date: June 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Capacity	Date

/s/ JOSEPH M. LIMBER Joseph M. Limber		Interim Chief Executive Officer (Principal Executive Officer)	June 2, 2003

/s/ JOHN VARIAN John Varian		Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 2, 2003

* Constantine E. Anagnostopoulos		Chairman, Board of Directors	June 2, 2003

* Philippe O. Chambon		Director	June 2, 2003

* Thomas A. Penn		Director	June 2, 2003

* F. Noel Perry		Director	June 2, 2003

* William A. Scott		Director	June 2, 2003

* David W. Beier		Director	June 2, 2003

*By:	/s/ JOSEPH M. LIMBER Joseph M. Limber Attorney-in-fact

CERTIFICATIONS

I, Joseph Limber, certify that:

1.	I have reviewed this annual report on Form 10-K of Deltagen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: June 2, 2003

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

Date: June 2, 2003

/s/ JOHN VARIAN
John Varian Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit No.	Exhibit

2.1*	Purchase Agreement with Bristol-Myers Squibb Company dated February 8, 2002(1)

2.2*	Amendment to Purchase Agreement with Bristol-Myers Squibb Company dated February 14, 2002(1)

2.3†*	Agreement and Plan of Merger and Reorganization with Arcaris, Inc. dated July 24, 200(2)

2.4†*	Agreement and Plan of Merger and Reorganization with XenoPharm, Inc. dated January 15, 2002(8)

3(i).1	Restated Certificate of Incorporation(8)

3(ii).1	Bylaws of the Registrant(4)

4.1	Specimen Common Stock Certificate(4)

4.2	Investors’ Rights Agreement dated May 27, 1999(4)

4.3	Investors’ Rights Agreement dated January 21, 2000(4)

4.4	Common Stock Purchase Agreement with Rathmann Family Trust dated October 10, 2001(8)

4.5	Registration Rights Agreement dated February 16, 2002(5)

4.6	Common Stock Purchase Agreement dated May 15, 2002(10)

4.7*	Stock Purchase Agreement dated April 2, 2003(12)

4.8+	Warrant to be issued to Woodside Technology Center, LLC

4.9+	Warrant to be issued to AMB Property, L.P.

4.10+	Warrant to be issued to Willow Park

10.1.1	1998 Stock Incentive Plan(4)

10.1.2	Form of Option Agreement under 1998 Stock Incentive Plan(4)

10.2.1	2000 Stock Incentive Plan(4)

10.2.2	Form of Incentive Option Agreement under 2000 Stock Incentive Plan(4)

10.2.3	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan(4)

10.3	2000 Employee Stock Purchase Plan(4)

10.4†	Agreement with University of Edinburgh(4)

10.5.1	Lease Agreement for 1031 Bing Street, San Carlos, California(4)

10.5.2	Addendum to Lease Agreement(4)

10.5.3	First Amendment to Lease Agreement(4)

10.6	Lease Agreement for 1003 Hamilton Avenue, Menlo Park, California(4)

10.7	Form of Indemnification Agreement(4)

10.8	Agreement with William Matthews, Ph.D.(4)

10.9	Agreement with Mark W. Moore, Ph.D.(4)

10.10	Agreement with Augustine G. Yee, Esq.(4)

10.11	Agreement with Terry Coley, Ph.D.(4)

10.12	Series B Preferred Stock Warrant issued to Silicon Valley Bank(4)

Exhibit No.	Exhibit

10.13	Series B Preferred Stock Warrant issued to LMSI(4)

10.14	Agreement with IGBMC(4)

10.15	Promissory Note between Deltagen and William Matthews, Ph.D.(4)

10.16	Promissory Note between Deltagen and Mark W. Moore, Ph.D.(4)

10.17†	Agreement with Roche Biosciences, Inc. dated October 2, 1998(4)

10.18†	Agreement with Pfizer, Inc. dated December 22, 1998(4)

10.19†	Agreement with Schering-Plough dated December 16, 1999(4)

10.20†	Agreement with Merck dated December 21, 1999(4)

10.21†	Agreement with Glaxo dated June 27, 2000(4)

10.22†	Collaboration Agreement with Glaxo dated June 27, 2000(4)

10.23†	Agreement with Affymetrix, Inc. dated July 12, 2000(4)

10.24	Series C Preferred Stock Warrant issued to IGBMC(4)

10.25	Lease Agreements for 1210 and 1255 Hamilton Court, Menlo Park, California(6)

10.25.1*+	Lease Termination Agreement dated March 27, 2003

10.25.2+	First Amendment to Lease Termination Agreement dated April 1, 2003

10.25.3+	Second Amendment to Lease Termination Agreement dated April 2, 2003

10.26†	Agreement with Pfizer, Inc. dated July 1, 2000(6)

10.27	Agreement with John E. Burke(6)

10.28	Agreement with Richard Hawkins(6)

10.29	Agreement with Brian Crowley(6)

10.30	Lease Agreement for 740 Bay Road, Redwood City, California(7)

10.30.1*+	Option Agreement dated March 31, 2003

10.31.1	Sublease Agreement for 700 Bay Road, Redwood City, California(7)

10.31.2	Consent to Sublease Agreement for 700 Bay Road, Redwood City, California(7)

10.31.3+	Conditional Forbearance Agreement dated April 1, 2003

10.32†	Agreement with Hyseq, Inc. dated October 9, 2001(9)

10.33	Lease Purchase Agreement dated August 29, 2001(8)

10.34	Loan Agreement dated August 29, 2001(8)

10.35	Guarantor Agreement dated August 29, 2001(8)

10.36†	Research Subscription Agreement with Merck & Co., Inc. dated February 8, 2002(8)

10.37	Promissory Note between Deltagen and Augustine Yee dated April 16, 2001(8)

10.38	Promissory Note between Deltagen and Terry Coley dated April 16, 2001(8)

10.39	Lease Agreement for 4570 Executive Drive, San Diego, California(8)

10.39.1*+	Agreement with Bristol-Myers Squibb dated February 28, 2003

10.39.2+	Lease Assignment and Assumption Agreement dated March 1, 2003

10.40	Agreement with Peter L. Myers(8)

10.41	Amendment to Employment Agreement with William Matthews dated June 26, 2002(10)

10.42	Agreement with Michael Sember dated July 30, 2002(10)

Exhibit No.	Exhibit

10.43	Promissory Note from Michael Sember dated June 24, 2002(10)

10.44	Loan Agreement with Michael Sember dated June 24, 2002(10)

10.45	Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002(10)

10.46	Non-recourse Receivables Purchase Agreement dated July 1, 2002(10)

10.47	Change of Control Severance Pay Plan for Officers adopted June 26, 2002(10)

10.48	Amendment of Employment Agreement with Michael Sember(11)

10.49	Loan Modification Agreement to Loan and Security Agreement with Silicon Valley Bank dated June 27, 2002(11)

10.50+	Second Amended and Restated Employment Agreement with Richard H. Hawkins dated February 13, 2003

10.51*+	Agreement with Mark Moore dated February 14, 2003

10.52+	Consulting Agreement with William Matthews dated January 2003

10.53*+	Transition Agreement and Release with William Matthews dated January 20, 2003

10.54+	Separation Agreement and Release with Michael Sember dated January 17, 2003

10.55*	Secured Note Purchase Agreement dated April 2, 2003(13)

10.56	Voting Agreement dated April 2, 2003(14)

10.57*	Security Agreement dated April 2, 2003(15)

10.58	Form of Secured Promissory Note dated April 2, 2003(16)

10.59	Agreement with Joseph M. Limber dated April 2, 2003(17)

10.60+	Separation Agreement with Augustine G. Yee dated February 26, 2003

10.61+	Agreement with Augustine G. Yee dated January 6, 2003

10.62+	Master Security Agreement with General Electric Capital Corporation dated June 15, 2000

10.62.1+	Amendment to Master Security Agreement with General Electric Capital Corporation dated June 15, 2000

10.62.2+	Additional Collateral Rider to Master Security Agreement with General Electric Capital Corporation dated April 2003

10.62.3	Promissory Note

10.63*+	Sublease dated June 15, 2001

10.63.1+	Amendment to Sublease date June 15, 2001

10.63.2+	Sublease Termination Agreement dated March 31, 2003

21+	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1+	Power of Attorney.

99.1	Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to portions of these agreements.
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